Form 10-Q
period 2022-05-31
Business Warrior Corp
filed 2022-07-21
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

333-265471

Commission File Number:

BUSINESS WARRIOR CORP.
(Exact name of registrant as speciﬁed in its charter)

Wyoming	52-2182990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)

455 E Pebble Road - #230912 Las Vegas, NV	89123-0912
(Address of principal executive oﬃces)	(Zip Code)

(855) 294-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated ﬁler	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Class	Outstanding as of May 31, 2022
Common stock, $.0001 par value	445,990,351

BUSINESS WARRIOR CORP.

Form 10-Q

For the period ended May 31, 2022

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUSINESS WARRIOR CORPORATION

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$3,078,804	$4,251,741
Accounts receivable, net	244,586	45,284
Prepaid expenses and other current assets	495,046	-
Total current assets	3,818,436	4,297,025

Property and equipment, net	334,634	119,068
Finance right of use asset, net	80,377	92,851
Other Assets	12,000	-
Goodwill	2,194,110	-
Total assets	$6,439,557	$4,508,944

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$407,863	$183,136
Accrued expenses	165,375	1,746,180
Deferred revenue	1,174,242	-
Due to related parties	149,316	158,041
Current portion of finance lease liability	17,737	17,086
Current portion of notes payable		145,238
Total current liabilities	1,914,533	2,249,681

Notes payable	-	5,000
Notes payable, related party	-	5,131
Finance lease liability, long term	62,640	75,765
PPP note payable	-	77,500
SBA loan	149,900	149,900
Total long term liabilities	212,540	313,296
Total liabilities	2,127,073	2,562,977

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
25,494 shares issued and outstanding	26	16
Common stock, $0.0001 par value; 500,000,000 shares authorized;
444,323,685 and 394,242,067 shares issued and outstanding	44,431	39,425
as of May 31, 2022 and August 31, 2021, respectively
Additional paid in capital	9,614,706	5,271,880
Accumulated Deficit	(5,346,678)	(3,365,354)
Total stockholders' equity	4,312,484	1,945,967
Total liabilities and stockholders' equity	$6,439,557	$4,508,944

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2022	2021	2022	2021

Sales	$1,227,007	$2,969,689	$2,415,644	$3,359,579
Cost of sales	227,933	25,263	274,573	52,907
Gross profit	999,074	2,944,427	2,141,071	3,306,671

Operating expenses:
Advertising and promotion	235,121	1,331,740	701,204	1,427,706
Salaries and wages	751,612	321,279	2,128,587	542,170
General and administrative expenses	467,777	245,331	1,399,302	464,929
Loss from operations	(455,436)	1,046,077	(2,088,022)	871,866

Other (expense) income:
Interest income (expense)	(1,635)	(29,073)	(1,860)	(57,517)
Gain on extinguishment of debt	-	139,000	77,500	199,600
Other income (expense)	30,369	444	31,057	(62,702)
Total other expense	28,735	110,371	106,697	79,381
Net (loss) profit before income taxes	(426,701)	1,156,448	(1,981,324)	951,247

Provision for taxes	-	-	-	-
Net loss	$(426,701)	$1,156,448	$(1,981,324)	$951,247

Net loss per share:
Basic and diluted	$(0.001)	$0.0032	$(0.005)	$0.0032

Weighted average shares used in per share calculation
Basic and diluted	445,632,197	365,733,648	419,829,608	297,496,600

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, August 31, 2021	15,500	$16	394,242,067	$39,425	$5,271,880	$(3,365,354)	$1,945,967
Stock issued for services	-	-	150,000	15	29,228	-	29,243
Issuance of common stock for cash	-	-	22,075,000	2,207	1,757,793	-	1,760,000
Net loss	-	-	-	-	-	(513,791)	(513,791)
Balances, November 30, 2021	15,500	16	416,467,067	41,647	7,058,901	(3,879,145)	3,221,419
Issuance of common stock for services	-	-	10,095,469	1,010	717,790	-	718,800
Issuance of common stock for convertible debt	-	-	792,624	79	39,552	-	39,631
Net loss	-	-	-	-	-	(1,040,832)	(1,040,832)
Balances, February 28, 2022	15,500	$16	427,355,160	$42,736	$7,816,243	$(4,919,977)	$2,939,018
Issuance of common stock for services	-	-	3,102,664	310	184,332	-	184,642
Issuance of Series B preferred stock	9,994	10	-	-	-	-	10
Cash payout associated with Helix House Acquisition					1,200,000		1,200,000
Issuance of common stock for Helix House Acquisition	-	-	18,004,115	1,800	1,048,200	-	1,050,000
Issuance of common stock for settlement agreement	-	-	7,500,000	750	224,250	-	225,000
Issuance of common stock for cash	-	-	853,713	84	5,916	-	6,000
Adjustments as a result of cancellation of shares	-	-	-	-	133,873	-	133,873
Cancellation of common shares issued	-	-	(12,491,967)	(1,249)	(998,108)	-	(999,357)
Net loss	-	-	-	-	-	(426,701)	(426,701)
Balances, May 31, 2022	25,494	$26	444,323,685	$44,431	$9,614,706	$(5,346,678)	$4,312,485
							$0.01
					Additional
	Series A Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, August 31, 2020	15,500	$16	293,139,140	$29,314	$(359,879)	$(1,332,821)	$(1,663,370)
Issuance of common stock for cash	-	-	9,571,425	957	66,043	-	67,000
Stock issued in settlement of accounts payable	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(67,489)	(67,489)
Balances, November 30, 2020	15,500	16	302,710,565	30,271	(293,836)	(1,400,310)	(1,663,859)
Issuance of common stock for cash	-	-	31,350,001	3,135	485,865	-	489,000
Issuance of common stock for convertible debt	-	-	11,000,000	1,100	143,900	-	145,000
Stock issued in settlement of accounts payable	-	-	3,243,243	324	83,676	-	84,000
Net loss	-	-	-	-	-	(79,475)	(79,475)
Balances, February 28, 2021	15,500	$16	348,303,809	$34,830	$419,605	$(1,479,785)	$(1,025,334)
Issuance of common stock for cash	-	-	3,962,500	396	157,104	-	(386,809)
Regulation A offering	-	-	5,000,000	500	399,500		400,000
Issuance of common stock for convertible debt	-	-	4,008,433	401	58,523		58,924
Issuance of common stock for warrant exercise	-	-	5,247,822	525	(525)		-
Stock based compensation	-	-	4,526,362	453	97,698		98,151
Distributions	-	-				(138,809)	(138,809)
Net loss	-	-	-	-	-	1,214,353	1,214,353
Balances, May 31, 2021	15,500	$16	371,048,926	$37,105	$1,131,905	$(404,241)	$220,476

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Nine months ended May 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,981,324)	$1,025,716

Adjustments to reconcile net loss to net cash from operations:
Depreciation	51,631	30,864
Amortization of debt discount	-	5,000
Gain on extinguishment of debt	(77,500)	(199,600)
Stock-based compensation	932,685	98,151
Non-cash interest expense	-	45,895
Changes in operating assets and liabilties:
Accounts receivable	(199,302)	(964,913)
Other assets	(12,000)	-
Prepaid expenses and other current assets	(583,936)	-
Accounts payable	224,727	112,829
Accrued expenses	(1,580,805)	(24,657)
Deferred revenue	1,174,242	-
Net cash flows from operations	(2,051,582)	129,285

Cash flows from investing activities:
Net cash paid from acquisition	(456,063)	-
Purchase of property and equipment	(254,724)	(128,500)
Net cash flows from investing activities	(710,787)	(128,500)

Cash flows from financing activities:
Net change in related party payables	(8,725)	-
Payment of finance right of use asset	(12,474)	-
Proceeds from notes payable	-	189,502
Payments on notes payable	(150,238)	(400,000)
Payments of notes payable, related party	(5,131)	-
Proceeds from issuance of common stock	1,766,000	1,113,500
Distributions	-	(138,809)
Net cash flows from financing activities	1,589,432	764,193

Net change in cash and cash equivalents	(1,172,937)	764,978

Cash and cash equivalents at beginning of period	4,251,741	53,751

Cash and cash equivalents at end of period	$3,078,804	$818,729

Noncash investing and financing activities
Issuance of preferred stock	10
Stock issued for settlement of debt	225,000
Common shares retired in exchange of preferred stock	(999,357)
Stock issued for convertible debt	39,631
Stockholders' Equity Adjustments	133,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,640	$3,267

Cash paid for taxes	$-	$-

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization—Kading Companies, S.A. (“Kading”) was incorporated under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995.

On January 31, 2020, a merger was consummated (the “Merger”) with Bluume LLC., dba Business Warrior (“Business Warrior”, the “Company”), and KDNG Merger Sub, Inc., a wholly owned subsidiary of Kading (the “Merger Subsidiary”), pursuant to which Business Warrior merged with and into the Merger Subsidiary, with Business Warrior being the surviving entity.  Following the Merger, Kading adopted the business plan of Business Warrior. As consideration for the Merger, an aggregate of 15,500 shares of Series A Preferred stock was issued to the former Business Warrior members. Immediately following the transaction, Kading was redomiciled to the jurisdiction of the United States and changed its name to Business Warrior Corporation (the “Company”). The financial statements are those of Business Warrior (the accounting acquirer) prior to the merger and include the activity of Kading (the legal acquirer) from the date of the merger.

Nature of Operations— Business Warrior software helps small businesses simplify and prioritize daily decisions to improve profitability. Business Warrior takes an organic view of each business’s online reputation, listings, website, search results, and advertising. Then the software recommends the imperative actions to drive new customers and improve profitability.  In March 2022, Business Warrior acquired 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for a Closing Purchase Price of $2,250,000. The Closing Purchase Price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of the Helix House division as a subsidiary of Business Warrior Corporation. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated and wholly owned subsidiaries. The consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual events and results could materially differ from those assumptions and estimates.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities.  The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits.

Property and Equipment— Property and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. The Company’s fixed assets consist of computer equipment and office furniture with useful lives of one to five years.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets—Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist.  In accordance with Accounting Standard Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Accounts Receivable and Allowance for Doubtful Accounts— Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability.  The probability of future collection is also assessed by geography.  To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

Income Taxes— Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

The Company has adopted ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Update 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from sales of products. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed an arrangement that calls for the Company to grant access to its online software products and provide professional services in exchange for consideration from the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product is fully functional and does not require any additional development, modification, or customization. Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online software products it purchased.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the average sales prices for each type of online software product and professional services sold. In instances where there are not sufficient data points, or the selling prices for a particular online software product or professional service are disparate, the Company estimates the SSP using other observable inputs, such as similar products or services.

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from online software products is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding, training, and consulting services as the services are provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Net Income (Loss) Per Common Share—The Company computes income per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Fair Value Measurements—ASC Topic 820, Fair Value Measurements, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. For the three and nine months ended May 31, 2022, the Company has advertising expenses of $235,121 and $701,204, respectively.

Covid-19 Disclosure— The COVID-19 global pandemic may seriously negatively affect the Company’s operations and business. It is possible that this ongoing global pandemic may cause the Company to have to significantly delay or suspend its operations, which would likely result in a material adverse impact on its business and financial positions.

Cost of Revenue — This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

Leases— The Company adopted ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under ASU 2016-02, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

3. RECENTLY ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.  PRO FORMA DISCLOSURES

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for a Closing Purchase Price of $2,250,000. The Closing Purchase Price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of the Helix House division as a subsidiary of Business Warrior Corporation. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Helix House for the years ended May 31, 2022 and 2021, respectively, as if each of these business combinations had occurred as of September 1, 2021. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the six months ended May 31, 2022 and 2021:

BUSINESS WARRIOR CORPORATION
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
(Unaudited)

Nine months ended
May 31,
2022

Sales	$2,952,602
Cost of sales	387,472
Gross profit	2,565,130

Operating expenses:
Advertising and promotion	821,420
Salaries and wages	2,367,376
General and administrative expenses	1,310,982
Loss from operations	(1,934,648)

Other (expense) income:
Interest income (expense)	(4,513)
Gain on extinguishment of debt	153,200
Other income (expense)	1,057
Total other expense	149,744
Net (loss) profit before income taxes	(1,784,904)

Provision for taxes	-
Net loss	$(1,784,904)

Net loss per share:
Basic and diluted	($0.004)

Weighted average shares used in per share calculation
Basic and diluted	419,829,608

See notes to unaudited consolidated financial statements

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from September 1, 2021 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2022	August 31, 2021
Software and computer equipment	$641,212	$386,489
Furniture and fixtures and other equipment	2,960	2,960
Leasehold improvements	1,680	1,680
Total property and equipment	645,852	391,129
Less accumulated depreciation	(311,218)	(272,061)
Total property and equipment, net	$334,634	$119,068

For the nine months and three months ended May 31, 2022, depreciation expense was $39,157 and $18,581, respectively. For the nine months and three months ended May 31, 2021, depreciation expense was $34,888 and $10,288, respectively.

6. LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

May 31, 2022
Finance Lease	$94,237
Less accumulated depreciation	(13,860)
Finance lease, net	$80,377

Amortization expense was $4,158 and $12,474 for the three months and nine months ended May 31, 2022, respectively.

Finance lease liabilities are summarized below:

May 31, 2022
Finance Lease	$80,377
Less: current portion	(17,737)
Long term portion	$62,640

Maturity of lease liabilities are as follows:	As of May 31

Remainder of 2022	$4,352
Year ending August 31, 2023	21,340
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	87,934
Less imputed interest	(7,557)
PV of Payments	$80,377

7. DEFERRED REVENUE

The Company entered into an agreement with EVRGRN in December 2021. The Company received $3.0 million, in which the revenue will be recognized ratably over the next twelve months. As of May 31, 2022, the Company has recorded $1,174,242 in deferred revenue.

8. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

	May 31, 2022	August 31, 2021
Notes Payable	$-	$150,238
PPP loan payable	$-	$77,500
SBA loan	$149,900	$149,900

Notes payable, the PPP loan payable and SBA loans consist of various unsecured notes bearing interest up to 12% per annum. Maturity dates range from September 1, 2021 through November 27, 2032.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a result of the pandemic, the Company entered into a U.S Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) note payable in the amount of $77,500 in 2021. The PPP loan bore interest at a rate of 1% per annum. This loan was forgiven on October 22, 2021. The principal amount of the PPP loan is subject to forgiveness if certain requirements are met with respect to how the loan proceeds are used by the Company.

Convertible Notes Payable convert into stock, which would be restricted for a year following conversion. There was $39,631 of debt converted into 792,624 shares of common stock during the nine months ended May 31, 2022.

9. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by Management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then Management would decide whether or not to approve or ratify the transaction. For the years ended August 31, 2021, and 2020, the amounts due to related parties is properly disclosed within the financial statements and footnotes. The Due to related parties is $149,316 as of May 31, 2022. Notes payable to related parties is $5,131 as of August 31, 2021. The Due to related parties is $158,041 as of August 31, 2021.

10. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2022, the Company is not aware of any contingent liabilities that has not been reflected in the financial statements.

11. CONCENTRATIONS

For the nine months ended May 31, 2022, the Company had three customers representing 87% of total   revenue.  For the three months ended May 31, 2022, the Company had four customers representing 86% of total revenue.

12. INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The U.S. Federal income tax rate is 21%.

As of May 31, 2022, we continue to have a full valuation allowance against all deferred tax assets.  We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances.

The provision for Federal income tax consists of the following nine months May 31:

Federal income tax benefit attributable to:
	2022	2021
Current Operations	$326,471	$30,862
Less: valuation allowance	(326,471)	(30,862)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:
	May 31, 2022	August 31, 2021
Net operating loss carryover	$1,033,195	$279,892
Less: valuation allowance	(1,033,195)	(279,892)
Net provision for Federal income taxes	$-	$-

13. SUBSEQUENT EVENTS

In June 2022, the Company acquired Alchemy Technologies, a global FinTech software as a service (SaaS) company. The acquisition strengthens the Company’s core marketing and lending software while expanding the Company’s brand and services to meet global demand. The value of the deal at closing was $8.75 million with $2.25 million in cash and $5 million in preferred stock with a 7%, three-year cash dividend. In addition, $450,000 in restricted common stock will go to existing Alchemy employees that will vest over 24 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information about Our Company

Business Warrior Corporation (the “Company” or “Business Warrior”) was originally incorporated under the name Kading Companies, S.A. under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995. On January 31, 2020, following our acquisition of Bluume LLC, dba Business Warrior, Kading changed its name to Business Warrior Corporation and was redomiciled in Wyoming. It is currently an active corporation in the state of Wyoming.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events may differ materially from those stated in or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” and elsewhere in this registration statement.

We consider ourselves to be a Software-as-a-Service (SaaS) company with revenues being generated from the leads that our SaaS generates, which results in various non-recurring and monthly recurring services.

Results of Operations

For the Three Months Ended May 31, 2022 and 2021

Revenues

For the three months ended May 31, 2022 and 2021, we had revenues of $1,227,007 and $2,969,689, respectively. The decrease was due to $2,902,030 in non-recurring revenue from a former channel partner received in 2021 but not in 2022.

Operating Expenses

For the three months ended May 31, 2022 and 2021, we had operating expenses of  $1,454,510 and  1,898,350, a decrease of 23.4%, due a decrease in advertising and promotional expenses, but offset by an increase salaries and general and administrative expenses.

Net Loss

Our Net Income (Loss) for the three months ended May 31, 2022 and 2021, was $(426,701) versus $1,156,488 respectively. The difference is attributable to a decrease in revenue and increase in cost of sales.

For the Nine Months Ended May 31, 2022 and 2021

Revenues

For the nine months ended May 31, 2022 and 2021 we had revenues of $2,415,644 and $3,359,579, respectively, a decrease of 28%. Cost of sales were 2,141,071 and 3,306,671 for the period, representing 11.4% and 1.5% of revenue respectively.

Operating Expenses

For the nine months ended May 31, 2022 and 2021 we had operating expenses of $4,229,093 and $2,434,805.

Net Loss

For the nine months ended May 31, 2022 and 2021 we had Net Income (Loss) of $(1,981,324) and $951,247, respectively. The difference is attributable to a decrease in revenue and increase in cost of sales.

Our total assets increased to $6,439,557 from $4,508,944 during the nine-month period ended May 31, 2022. This increase was due to the Helix House acquisition which included $2,194,110 in goodwill.

Total liabilities decreased to $2,127,073 from $2,562,977 during the nine-month period ended May 31, 2022. The decrease reflects a decrease in accrued expenses from $1,746,180 in 2021 to $165,375 in 2022 that was partially offset by an increase in deferred revenue from $0 in 2021 to $1,174,242 for the period ended May 31, 2022.

Net cash from financing activities increased to $1,589,432 as at May 31, 2022 as compared to $764,193 for the same period in 2021. Most of the financing proceeds were from the issuance of shares of the Company’s common stock.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Vice President of Finance are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that the information relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2022, the Company settled a pending lawsuit. The settlement included a cash payment of $325,000 and 7.5 million shares of restricted common stock, which have been paid and distributed.

There are no remaining legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2022, the Company issued 1,097,561 shares of common stock to North Equities Corp, for marketing consulting services, which were valued at $90,000. On March 17, 2022, the Company issued 15,003,429 shares of common stock to Michael Donato, related to the Helix House acquisition, which were valued at $875,000. On March 1, 2022, the Company issued 3,000,686 shares of common stock to Nathan Rea, related to the Helix House acquisition, which were valued at $175,000. There were 1,465,000 shares of common stock issued April 1, 2022 to five employees for bonuses, which were collectively valued at $67,390.

On April 12, 2022 and May 12, 2022, the Company issued 291,853 shares of common stock to Axiom Financial, for consulting services, which were valued at $10,000.

On May 27, 2022, the Company canceled 12,491,967 shares or common stock in exchange for 9,994 Series B preferred stock to Mastiff Group, LLC.

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

3.1(i)	Articles of Continuance (incorporated by reference to Exhibit 2.1 to the Company’s filing on Form 1-A on November 16, 2020)
3.1(ii)	Amended and Restated Articles of Incorporation of Business Warrior (incorporated by reference to Exhibit 2.2 to the Company’s Filing on Form 1-A on November 16, 2020)
3.1(iii)	Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1(iii) to the Company’s filing on Form S-1 filed June 8, 2022)
3.2(ii)	Bylaws of Business Warrior Corporation. (incorporated by reference to Exhibit 3.2(ii) to the Company’s filling on Form S-1/A filed June 16, 2022)
10.1	Plan and Agreement of Merger and Reorganization (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.2	Consulting agreement with Kevin Kading (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.3	Agreement with Savior Software (incorporated by reference to Exhibit 10.3 to the Company’s filing on Form S-1 filed June 8, 2022)
10.4	Development Agreement with Alchemy (incorporated by reference to Exhibit 10.4 to the Company’s filing on Form S-1 filed June 8, 2022)
10.5	Agreement with EVRGRN (incorporated by reference to Exhibit 10.5 to the Company’s filing on Form S-1 filed June 8, 2022)
10.6	Helix House Membership Interest Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company’s filing on Form S-1 filed June 8, 2022)
10.7	Series B Exchange Agreement (incorporated by reference to Exhibit 10.7 to the Company’s filing on Form S-1 filed June 8, 2022)
10.8	Common Stock Purchase Agreement (Keystone) (incorporated by reference to Exhibit 10.8 to the Company’s filing on Form S-1 filed June 8, 2022)
10.9	Registration Rights Agreement (Keystone) (incorporated by reference to Exhibit 10.9 to the Company’s filing on Form S-1 filed June 8, 2022)
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 20, 2022	/s/ Rhett Doolittle
Date	(Registrant) (Signature) Rhett Doolittle Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

July 20, 2022	/s/ Jonathan Brooks
Date	(Signature) Jonathan Brooks President and Director

July 20, 2022	/s/ Jeremy Keehn
Date	(Signature) Jeremy Keehn Director

