Form 10-Q/A
period 2022-05-31
Business Warrior Corp
filed 2022-09-06
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to Business Warrior Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2022, filed with the Securities and Exchange Commission on July 21, 2022 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to add tables to the notes to the financial statements regarding the allocation of the purchase price related to the acquisition made during the period.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Class	Outstanding as of May 31, 2022
Common stock, $.0001 par value	445,990,351

BUSINESS WARRIOR CORP.

Form 10-Q

For the period ended May 31, 2022

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUSINESS WARRIOR CORPORATION

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$3,078,804	$4,251,741
Accounts receivable, net	244,586	45,284
Prepaid expenses and other current assets	495,046	-
Total current assets	3,818,436	4,297,025

Property and equipment, net	334,634	119,068
Finance right of use asset, net	80,377	92,851
Other Assets	12,000	-
Goodwill	2,194,110	-
Total assets	$6,439,557	$4,508,944

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$407,863	$183,136
Accrued expenses	165,375	1,746,180
Deferred revenue	1,174,242	-
Due to related parties	149,316	158,041
Current portion of finance lease liability	17,737	17,086
Current portion of notes payable	-	145,238
Total current liabilities	1,914,533	2,249,681

Notes payable	-	5,000
Notes payable, related party	-	5,131
Finance lease liability, long term	62,640	75,765
PPP note payable	-	77,500
SBA loan	149,900	149,900
Total long term liabilities	212,540	313,296
Total liabilities	2,127,073	2,562,977

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
25,494 shares issued and outstanding	26	16
Common stock, $0.0001 par value; 500,000,000 shares authorized;
444,323,685 and 394,242,067 shares issued and outstanding	44,431	39,425
as of May 31, 2022 and August 31, 2021, respectively
Additional paid in capital	9,614,706	5,271,880
Accumulated Deficit	(5,346,678)	(3,365,354)
Total stockholders' equity	4,312,485	1,945,967
Total liabilities and stockholders' equity	$6,439,557	$4,508,944

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2022	2021	2022	2021

Sales	$1,227,007	$2,969,689	$2,415,644	$3,359,579
Cost of sales	227,933	25,263	274,573	52,907
Gross profit	999,074	2,944,427	2,141,071	3,306,671

Operating expenses:
Advertising and promotion	235,121	1,331,740	701,204	1,427,696
Salaries and wages	751,612	321,279	2,128,587	542,170
General and administrative expenses	467,777	245,331	1,399,302	464,929
Loss from operations	(455,436)	1,046,077	(2,088,022)	875,710

Other (expense) income:
Interest income (expense)	(1,635)	(29,073)	(1,860)	(55,342)
Gain on extinguishment of debt	-	139,000	77,500	199,600
Other income (expense)	30,369	444	31,057	5,748
Total other expense	28,735	110,371	106,697	150,006
Net (loss) profit before income taxes	(426,701)	1,156,448	(1,981,324)	1,025,716

Provision for taxes	-	-	-	-
Net loss	$(426,701)	$1,156,448	$(1,981,324)	$1,025,716

Net loss per share:
Basic and diluted	$(0.001)	$0.0032	$(0.005)	$0.0034

Weighted average shares used in per share calculation
Basic and diluted	445,632,197	365,733,648	419,829,608	297,496,600

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
(Unaudited)
	Nine months ended May 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,981,324)	$1,025,716

Adjustments to reconcile net loss to net cash from operations:
Depreciation	51,631	30,864
Amortization of debt discount	-	5,000
Gain on extinguishment of debt	(77,500)	(199,600)
Stock-based compensation	932,685	98,151
Non-cash interest expense	-	45,895
Changes in operating assets and liabilities:
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

Business Combinations -- In accounting for acquisitions through which a set of assets and activities are transferred to us, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If the initial test does not result in substantially all of the fair value concentrated in a single or group of similar assets, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that, together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test indicates that the acquired assets and activities constitute a business, we account for the transaction as a business combination. For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. Acquisition-related expenses are expensed as incurred, except for those costs incurred to issue debt or equity securities (if applicable), and are included in general and administrative expense in our consolidated statements of operations. During and up to the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, are recorded within operating expenses in our consolidated.

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

The following table presents the allocation of the purchase price for Helix House:

Consideration:
Cash	$1,200,000
Common Stock	1,050,000
Total consideration	$2,250,000

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

The following table summarizes the allocation of the purchase consideration to the acquisition date fair value of the assets, including liabilities assumed and related goodwill acquired:

Consideration:
Cash	$60,086
Accounts receivable	10,000
Other Assets	18,805
Goodwill	2,194,109
Total assets acquired	2,283,000
Deferred revenue	33,000
Total liabilities	33,000
Total purchase consideration	$2,250,000

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.

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

10.  GOODWILL

We have recorded goodwill as a result of current business acquisitions. We review goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may exceed their fair value. We concluded that we have one reporting unit and assigned the entire balance of goodwill to this reporting unit as of May 31, 2022.

11. COMMITMENTS AND CONTINGENCIES

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

12. CONCENTRATIONS

For the nine months ended May 31, 2022, the Company had three customers representing 87% of total   revenue.  For the three months ended May 31, 2022, the Company had four customers representing 86% of total revenue.

13. INCOME TAXES

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

14. SUBSEQUENT EVENTS

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

Operating Expenses

For the three months ended May 31, 2022 and 2021, we had operating expenses of  $1,454,510 and  1,898,350, a decrease of 23.4%, due to a decrease in advertising and promotional expenses, but offset by an increase salaries and general and administrative expenses.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 29, 2022	/s/ Rhett Doolittle
Date	(Registrant) (Signature) Rhett Doolittle Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

August 29, 2022	/s/ Jonathan Brooks
Date	(Signature) Jonathan Brooks President and Director

August 29, 2022	/s/ Jeremy Keehn
Date	(Signature) Jeremy Keehn Director

