Form 10-K
period 2022-08-31
Business Warrior Corp
filed 2023-02-15
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-265471

BUSINESS WARRIOR CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	52-2182990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

455 E Pebble Road, #230912, Las Vegas, NV 89123-0912
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (855) 294-2900

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act

465,618,093 Shares of Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒      No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $25,612,725, based on the closing price (last sale of the day) of $0.0615 per share for the registrant’s common stock on the OTC Pink marketplace on February 28, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 30, 2023, there were 465,618,093 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Cautionary Statement Regarding Forward-looking Information

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends, and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management’s expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition, and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this annual report. The Company does not undertake to update these forward-looking statements.

In this annual report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-K in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

As used in this report, the terms “we”, “us”, “our”, “our company,” “Business Warrior” and “the Company” mean Business Warrior Corporation, unless the context clearly indicates otherwise.

 PART I

ITEM 1. BUSINESS

Corporate History

Business Warrior Corp. (“Business Warrior”, “BZWR”, “we,” “us,” “our,” and the “Company”)comprises the former Kading Companies, and Bluume, LLC. Business Warrior was originally incorporated under the name Kading Companies, S.A., under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995. Kading Companies was traded on the Pink Sheets of the OTC Markets under the stock ticker KDNG. On January 27, 2020, Kading Companies was redomiciled in Wyoming.

Bluume, LLC was founded in 2014 and was a sales and marketing organization that provided small businesses with basic advertising, merchant services, white label Point of Sale systems, and business analytics software. Bluume built a distribution network of channel partners through the credit card processing industry and were fundamental in building a partner company’s subscriber count on their software to over 50,000 users. Bluume launched the first version of their Software-as-a-Service (SaaS) platform in July 2019.

On January 31, 2020, Bluume, LLC completed a triangular reverse merger with Kading Companies (formerly KDNG) and changed its name to Business Warrior™. It is currently an active corporation in the state of Wyoming. The previous Bluume team took over all operations of the company and formed a new business plan, which replaced all former plans of the previous management team at Kading Companies. In July 2020, the company changed its stock ticker to BZWR.

Helix House was acquired on March 18, 2022. Helix House is a premium marketing agency that provides small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content.

FluidFi Inc, dba Alchemy was acquired on June 8, 2022. Alchemy, builds fully customized end-to-end lending software solutions. Alchemy has built full-service lending solutions for over 50 enterprise clients throughout the world. Alchemy will continue offering custom lending development for clients but as an extension of Business Warrior’s flagship products.

Leveraging the acquisitions of both Helix House and Alchemy, Business Warrior introduced PayPlan in the fall of 2022. PayPlan is a cloud-based turnkey lending platform that enables small, medium and enterprise level businesses to provide lending to their customers. PayPlan users receive free basic marketing tools provided by Helix, with the option to accelerate attracting more consumers to their business through Helix’s premium marketing services. It is through the combination of our PayPlan software and marketing services that a business can be more profitable.

To address the needs of banks, fintechs and corporations; we introduced PayPlan Enterprise. PayPlan Enterprise offers many of the turnkey features of PayPlan however it is tailored towards larger businesses who look to use their own capital for lending. PayPlan Enterprise has unique features such as multi-tenant, plug-in-play promissory notes and the ability to audtomate credit decisions.

Business Warrior was formed to integrate advertising performance, financial data, and funding as a key source of success and growth for businesses of all sizes. Business Warrior created an online Software-as-a-Service (SaaS) platform to facilitate this growth objective. By helping businesses solve two of their biggest growth obstacles, i.e., customer acquisition and funding, we have become a leading source for business growth.

Businesses drive our economy, employ our friends and families, and shape the communities around us. We continually enhance our software-as-a-service (SaaS) platform to improve businesses’ ability to make decisions that will lead to more customers, increase revenues, obtain access to growth capital, and build a professional legacy for themselves and their families.

4

SaaS Lending Platform

User Details
Contract Information
Quick Application
$2000 Total
$500
Today
$500
$500
$500
Perfections Aesthetics
March 12, 2021
Credit Line
$1M
30 day rate
2.75%
10 day rate
0.75%
Term
12 Mo
Yearly Comparison
$300,700.00
Loans Amount Over Time
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep

SaaS Platform – PayPlan

Business Warrior’s SaaS model is automated to provide highly scalable solutions with minimal human resources required to support each subscriber (borrower). Business Warrior’s flagship software product is PayPlan. It is the result of the company’s effort to merge the Business Warrior Score, Helix’s marketing services and Alchemy’s technology into one platform that offers businesses a clear path to more profitability.

PayPlan has 3 product offerings outlined below, all include: loan origination, decision engine (automated underwriting), and loan management, as part of the core product. The product offerings are tailored to address different needs from businesses and lenders.

1.	PayPlan Starter – for start-up lenders and businesses looking to finance their products who are interested in leveraging our out-of-the-box features.
2.	PayPlan Pro – for medium to high growth lenders and businesses who may need customized data or access to unique API’s that drive their lending.
3.	PayPlan - Enterprise – for banks, credit unions and large private lenders who need customized add-ons to the PayPlan solution.

PayPlan is built to be component driven, allowing the subscriber to select each service level for a monthly subscription and transaction fees. The base offering includes a loan origination system with the ability to add additional components: enhanced underwriting, loan management, servicing and more; pricing ranges from $1,000 to $15,000 per month and includes certain transaction fees.

Benefits of PayPlan Enterprise:

•	Rapidly Deployable (30 Day Implementation)
•	Fully Automated
•	Scalable
•	Operationally efficient
•	Multi-tenant Management
•	Modular Implementation
•	Customizable
•	Enterprise Integration Ready

PayPlan Enterprise component driven lending technology:

PayPlan

BUSINESS WARRIOR
Chat Support
You're Approved!
Congratulations! You've been approved for $1,500. You are responsible to repay the amount you spend during the purchasing window.
APPLICANT
Temeka Adams
APPLICANT ID
APL_21
4 Months
Term
$375.00
Monthly Payment
$1,500.00
Loan Amount
0%
Interest Rate
OTHER PAYMENT TERM OPTIONS ARE ALSO AVAILABLE
Other payment terms are also available and can be activated after contact with our team representative. You can start with the default payment term or you can change within the first
BUSINESS WARRIOR
Chat Support
Your PayPlan Products
DEFAULT PAYMENT OPTION
Your default 4 months repayment product up to $500 and 12 months repayment product up to $2,000 are automatically enabled
4 INSTALLMENTS
ACTIVE
Approved amount up to
$500
Monthly payment
$125
APR
0%
Term
4 Months
12 INSTALLMENTS
ACTIVE
Approved amount up to
$2,000
Monthly payment
$166.66
APR
0%
Term
12 Months
BUSINESS WARRIOR
Chat Support
3
Congratulations
You've been fully onboarded to use Business Warrior's PayPlan Platform. Please use the link and QR code below for your customers to apply for their payment plan.
http://example.urlpage.useittotake
COPY

PayPlan – Consumer Facing White Label Loan Management

PayPlan offers an end-to-end consumer financing experience. The platform easily enables end user consumers to apply and manage their loans.

A PayPlan merchant simply sends the application link to the consumer through email, text or a QR code.

Business owners looking to build more stable profits can leverage PayPlan to offer consumer level financing through our lending technology. From the moment a consumer applies for a loan, our system collects information from thousands of online data points and translates them into simplified, condensed “Business Intelligence” data points. These data points enable lenders and businesses to make better lending decisions. The more a user understands and uses the data, the greater benefit they will see in their company’s performance and sales results.

Acquisition of Alchemy and its core technology adoption into PayPlan

With the acquisition of Alchemy, we were able to leverage their lending software, technology, underwriting and compliance experience to build the PayPlan suite of products. The Alchemy business model consists of single-use software development projects for companies looking to lend money. The custom development business model is challenging to scale both operationally and cost effectively. However, there remains a need for such custom development work. The Alchemy subsidiary will remain as a custom software development division. It will continue to support its paid client base while preparing to transition into a premium technology resource for PayPlan Enterprise customers.

Alchemy’s history is strong lead into a broadened financial technology market:

•	Built and modeled hyper-growth lending platforms resulting in clients getting $100M valuations
•	Leveraging proven knowledge to build and iterate better products
•	Access to years of proprietary business attribution data
•	50+ enterprise lending software solutions built
•	Partnerships with leading data and security companies
•	Best in class/next generation underwriting model

Powerful data insights that drive loan underwriting and credit decisions

Business Warrior incorporates best-in-class learnings from building 50+ enterprise loan platforms

•	Validated against 50,000+ businesses and over 3.5MM consumer credit records.
•	Best-in-class identity verification and fraud prevention
•	Completely dynamic and fully extensible underwriting rules
•	Decision Engine supports unlimited data points
•	Integrations include identity, credit reporting, financial institutions, and ‘exotic’ data
•	Supports Artificial Intelligence and Machine Learning models
•	Risk based pricing
•	Loan performance data with underwriting correlation analytics

Our Customers

PayPlan’s complete end-to-end lending software was built to fit both lenders and high growth businesses

•	Banks
•	Fintechs
•	Credit Unions
•	Solar Lending
•	Home Improvement Lending
•	Car Lending
•	Medical Lending
•	Business to Business
•	Businesses Looking to Finance Services and Products

○	Medical spas
○	Plastic surgeons
○	Naturopath
○	Pest control
○	HVAC repairs/servicers
○	Specialty doctors
○	Chiropractors
○	Veterinarians
○	Dentists/Orthodontists

Business Warrior Funding Pilot

In 2021, Business Warrior piloted a small business lending solution. That pilot ended upon the acquisition of Alchemy Technologies so that the resources of the company will focus on PayPlan. Business Warrior has approximately $300,000 in loans still deployed. Those loans collect interest. Business Warrior may look to provide financing to small businesses again in the future but there are no current plans to do so.

HELIXHOUSE

ADVERTISING SERVICES

Traditional Marketing

Digital Marketing

Data & Analytics

Copywriting & Content Creation

Graphic Design

Search Engine Optimization

Website Builds & Management

Social Media Content

Acquisition of Helix House Marketing Agency

We acquired an award-winning marketing agency, Helix House, in March 2022. Helix House is a premium marketing agency that provides small business advertising services including:

●	Digital marketing (YouTube, Google, social media)
●	Traditional marketing (billboards, mailers, fliers, etc.)
●	Social media content
●	Copywriting and content creation (blogs, landing pages, websites, advertisements, etc.)
●	Graphic design
●	Search engine optimization (SEO)
●	Website builds & management
●	Data and analytics

Helix was profitable for their fiscal year ending December 31, 2021, having revenues of $979,884, and significant growth opportunities projected for 2022 and beyond. As a wholly owned subsidiary, Helix House will continue to operate independently and continue to support Business Warrior’s advertising needs. Business Warrior will provide management support and capital to accelerate their growth.

The acquisition of Helix House significantly benefits Business Warrior. It adds a profitable company with a history of strong revenue and growth opportunities. It enhances the services we offer to our SaaS users and channel partners.

Competitive Strengths

Experience: Business Warrior has years of experience coaching and consulting for a wide variety of businesses to help them increase their revenue and acquisition of new customers.

Leveraging data: Business Warrior’s SaaS platform is powered by and evolves through meticulously gathering data from a variety of sources to improve sales and operational performance of businesses and lenders.

Technology: Our home-grown software uses algorithms to simplify data about a business into a single, easy-to-use score, the Business Warrior Score. Business owners only need to know their score to know how well (or poorly) their business is positioned to succeed.

Marketing: Helix House is an in-house premium advertising agency that is built to grow brands through digital marketing. This gives us a significant advantage in expanding our service options and revenue potential while reducing our marketing expenses.

Software Development: Our lending software solutions are built using the best practices of software development teams across the globe and the experience acquired after building over 50 lending solutions for enterprise businesses.

Growth Strategy

Our primary strategy is to acquire new customers directly through online advertising. We have a marketing mechanism that generates leads from several different channels, including:

●	Google pay-per-click
●	Google display ads
●	Social media ads
●	Social media organic traffic
●	YouTube
●	Organic traffic from our website (Includes SEO)
●	Remarketing (Google and social media)
●	Public Relations (Press releases, podcasts, online articles, publications, etc.)

Advertising Examples on the following pages:

We advertise with different verticals and have a variety of different offers based on what will attract business owners to our platform and who will have the highest likelihood of upgrading to a paid product. We push that traffic through our sales and marketing funnel until they’re in our SaaS platform or in our online application to apply for a loan with Business Warrior Funding. Once a new user is engaged with us online, our Customer Relationship Management (CRM) takes over to identify qualified leads for our different product offerings.

After a new subscriber engages with our software, we leverage our CRM system (HubSpot) to move a user automatically from a lead to an online sale, or to transfer the qualified lead to a salesperson. These qualified leads are upgraded to our paid products.

Our secondary strategy to acquire new customers is through channel partners and our referral network. We have an existing reseller network made up of merchant services companies, banks, business consultants and other business loan companies.

Additionally, we build custom funding solutions for our channel partners who have their own small business customers and networks. For example, one of our channel partners has a mobile app company that brokers fuel from suppliers to small businesses. Through our unique solution for this channel partner, we were able to provide micro loans to each small business needing fuel. This in turn furthers the small business’s ability to pay the supplier faster, thus accelerating the logistics for all involved. We save the supplier money and give them the opportunity to increase sales and, accordingly, we’re able to charge a fee for each transaction.

Our entire organization is focused on our performance metrics to assure that we generate revenue for every dollar spent and that our revenue model is profitable long-term. To simplify our model, we look at a few key performance indicators including the:

●	Cost to Acquire a New User on our SaaS platform (CPA),
●	Conversion Rate from a free user to a paid customer,
●	Cost of Revenue (COR) for what it takes to support each user,
●	Average revenue per year per paid customer (ARPU).

We frequently change our advertising to drive down our Cost Per Acquisition (CPA) and improve the quality of our new users, which increases our Conversion Rate from a free user to a paid customer. Our CPA is constantly changing and the revenue we collect from our different paid products vary by product and changes over time. We monitor these levels to make sure we will generate a profit. For example, if our CPA increases significantly then we may adjust our advertising campaigns to drive that cost down or we may increase the advertising spend because that campaign is generating a higher conversion rate or a higher quality of customers that spends more per year.

Industry

Unless otherwise indicated, information in this annual report concerning our industry, including the size and opportunity of the markets we operate, is based on information from various sources. These sources include but are not limited to Technavio Research, Allied Market Research, IBISWorld, the Interactive Advertising Bureau, and the U.S. Small Business Administration. These industry publications and reports generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. This information involves several assumptions and limitations, and you are cautioned not to give undue weight to these estimates, as there is no assurance that any of them will be reached. Based on our industry experience, we believe that the publications and reports are reliable and that the conclusions contained in the publications and reports are reasonable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors,” that could cause results to differ materially from the assumptions underlying these publications and reports.

Business Warrior participates in the software, business analytics, commercial lending, and digital advertising industries. We are not aware of any organization that ties these disparate industries together for the benefit of small businesses. We analyze each of the different industries to estimate the total addressable market (TAM).

The global big data, business analytics and software publishing industry has annualized revenue of over $198 billion with an expected growth rate of 10-20% annually.

Global commercial lending represents over an $8 trillion industry and is expected to grow to almost $30 trillion by 2030. Commercial banking in the U.S. represents an $860 billion industry.

The market size, measured by revenue, of the Digital Advertising Agencies industry is $20.7 billion in 2022 and is expected to increase 4.6% in 2022.

Our Business Warrior business intelligence (BI) SaaS platform retrieves and analyzes raw data, subsequently turning it into useful information, and then recommends additional products that could help a business (i.e., lending, and digital advertising). The rise of big data and the prevalence of tools available to small businesses has contributed to an increased demand for BI software. As data analytics have rapidly become more crucial to the operations of businesses worldwide, the BI software segment has expanded as a share of industry revenue over the past five years.

One of the key factors driving growth in the BI and analytics platform markets is the rising need to improve business efficiency, customer relationships, and business outcomes. An increase in the number of connected devices and mobile applications across industries has led to massive amounts of data generation. Businesses are realizing that they can use the data to optimize costs, deliver better services, and boost revenues. Therefore, companies are changing across the world to become more data driven. The successful usage of data, analytics and BI software is led by some of the largest companies in the world. The more that these organizations prove to be successful using this technology, the more likely it is that small businesses will ultimately adopt similar practices. We see the adoption of such technology by small businesses now at an extremely rapid rate. Additionally, the industry has continuously added new products and has expanded into new markets, further indicating that it is in a growth stage. Thus, industry revenue is projected to grow at an annualized 3.5% to $84.4 billion over the five years to 2026 as the industry nears maturity.

The software vendors that can best address the needs of this rapidly expanding software market, while requiring minimal investment from customers, will likely be the most successful.

The Commercial Banking industry benefited from improved economic conditions and rising interest rates over most of the five years to 2021. Commercial banking in the U.S. is over an $860 billion industry with most of their revenue earned through the interest spread between the interest paid on deposits and borrowed funds and the interest earned on loans. According to data from the Small Business Administration (SBA), in 2021 they issued more than $44 billion in traditional loans and $71.8 million in micro loans (less than $50,000) to about 4,400 small businesses.

When considering the lending industry in the U.S, term loans, lines of credit, and some unique solutions for equipment and inventory financing are typically offered. Other solutions in the market include different versions of SBA loans, invoice factoring and financing, and Merchant Cash Advances (MCA loans).

There has been a shift of advertising from traditional media, such as magazines, newspapers, and network TV. In contrast, internet ad spending has risen steadily over the past decade. Businesses and ad agencies have focused on digital advertising including Google and social media outlets, e.g., Facebook, YouTube, Twitter, Snapchat, Instagram, and blogs as areas of growth for advertising campaigns.

This growth is consistent with a recent study1 from Harvard Business School, commissioned by the Interactive Advertising Bureau (IAB), which showed the internet economy has grown seven times faster than the U.S. economy over the past four years and now accounts for 12% of the U.S. GDP. Here are some general statistics from that study regarding digital advertising:

●	Digital video continues to be one of the fastest growing channels, up 50.8% compared to last year, with total revenues of $39.5B.
●	Social media advertising was up 39.3% to $57.7 billion, as consumers continue to engage with Meta platforms, Snapchat, TikTok, and Twitter.
●	While search revenue grew substantially (32.8%) in 2021, it did not grow as strong as in other areas, leading to a slight decrease in total revenue share (reduction of 0.8 percentage points).

1https://www.iab.com/insights/the-economic-impact-of-the-market-making-internet/ (retrieved on May 30, 2022)

Growing demand for digital advertising and marketing campaigns is forcing companies to adapt, evidenced by a growing strategic focus on enhancing digital capabilities. This is driven from an increase in total devices connected to the internet and as consumers shift predominantly to mobile. This means there continues to be an increasing level of opportunity for businesses to capture the attention of their potential customers. We expect this trend to continue for the foreseeable future.

Privacy and protection of user data

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Business Warrior App Features

Let's make sure your data is listed correctly. Here's what we see:
Ambassador Fine Cigars

LISTINGS

Optimize your business's digital profiles and ensure information is consistent across all platforms.

Advertising Analysis
1/3
Nice! You have Google Analytics Installed on your website.

ADVERTISING

Determine your readiness to launch advertising campaigns based on what stage the business is in.

4.5
Analysis
We recommend that you prioritize

REPUTATION

Analyze ratings, reviews, and insights from multiple platforms in one simple dashboard view.

Website & Search Ranking
7.4
#3
Your Website Performance

WEB & SEO

Understand how your website speed and search rank affects your customers' browsing experience

Stephney Martin Photography
Fix my online business listings to get more customers
About this action
My Progress
3 step remaining
Need help with this action plan?
Get help today
Fix my online business listings to get more customers
My Progress
Finish

RESOURCE CENTER

Data driven step-by-step guides that provide business owners with solutions for growth

17

Employees and Culture

The Business Warrior platform is a direct product of the team and the shared values of the company’s employees. From the CEO to the front-line team, the culture code of Business Warrior team members include:

●	Always do your best
●	Be transparent
●	Be joyful
●	Don’t take anything personal
●	Be impeccable with your word
●	Don’t make assumptions
●	Walk in the shoes of our customers
●	Treat feedback as a gift
●	Communicate early, often, and openly
●	Understand we are working together to do good in the small business community
●	Be passionate about the success of small businesses

Our leadership team is tightly connected to end users by creating numerous touch points that bring the voice of the customer alive. Through weekly one-on-ones with team members or participating in executive sessions, being a part of the Business Warrior organization means that you put small business success at the top of your priorities.

As we continue to grow, our culture will remain at the heart of how goals are attained. Our value system is coached with an emphasis on emotional intelligence, transparency, and ensuring that all layers, no matter the size of the company, interact based on our culture code.

As of August 31, 2022, we had 32 full-time employees, all of whom are based in the United States. We supplement our workforce with contractors and consultants globally.

Technology/Intellectual Property

Our technology platform consists of a core web-based application, and multi-tiered API based data discovery services which are woven together to create a holistic, growth-centric data view for each customer. We pull data from public and privately available data sources, including:

●	Google
●	Facebook
●	Yelp
●	Bing
●	Financial data providers
●	Technology discovery platforms
●	Scraping services
●	Listing and reputation aggregators

Our database stores thousands of actionable data points relating to the state of each business’s technology, marketing and financial maturity. We build and store data insights in real-time, allowing us to dynamically assess success indicators such as social media presence, reputation, website performance, search engine optimization, listing presence, marketing ROI and cash flow analysis. We’ve built proprietary algorithms on top of these data points that output the results as a score. Scores are progressive and dynamic – like a credit score and data is retrieved, processed, and viewed instantly.

Our SaaS codebase is globally available, delivered through a web or mobile browser. We have built a scalable, highly available platform ready for future expansion into big data frameworks that power data science, machine learning, and Artificial Intelligence (AI).

Our platform’s uptime in the last year exceeded 99.9% while we delivered hundreds of product improvements through dozens of software releases in a continuous software delivery cycle.

We use industry standard network defense technologies, levels of encryption, and DDoS protection systems (including web application firewalls).

Our development team is a global, hybrid team with central management in the United States, and development teams in Bangalore, India. Our processes are agile and iterative, which allows our business to innovate quickly and stay in tune with constantly evolving technologies in the SMB landscape.

We do not have any patents or copyrights. We rely on state and federal trade secret protections to safeguard our codebase, web applications and other proprietary data.

Business Warrior™ is a trademarked name held by Business Warrior Inc. The trademark was registered on January 28, 2020, by Bluume LLC (a subsidiary of Business Warrior) Registration No. 5,971,971. The trademark was sold to Business Warrior Inc. on July 7, 2020.

Competition

There are several software solutions that currently address a portion of our target markets, but we have not found another platform that combines data from marketing and financial sources to give analytics and answers to businesses, as well as access to fairly priced capital. Business Warrior is not just a unique combination of data sources to create Business Intelligence, but the platform is an ongoing scorecard for a business to track their progress and continue to improve and grow.

The only competition we were able to identify that offers marketing software, marketing services, and funding solutions, is the Small Business Association (SBA). This is the closest example we could find of a “competitor” that offers all the solutions and resources for small businesses to educate themselves, grow their business, and access capital. We built the Business Warrior Funding platform the way we wish the SBA was built.

In each of our individual offerings, however, we face competitors including:

Marketing Software

Several marketing-specific software companies exist, and their focus is to push their paid services on to their users through the of marketing niche where specialize. In the marketing software space, Business Warrior competes with Yext, Birdseye, Synup, Mox, and SEMRush. We gather as much data as possible to synthesize the points that affect a business’s revenue and customer growth. We’ve built a platform for the small business to trust as a source of information on their business to see how they’re doing and what they should focus on. We make recommendations for other products and services when there is a match between a business’s issues and promising solutions.

Our competitors’ revenue and new customer growth primarily rely on large reseller distribution strategies and are not built for one-to-one support of businesses. This provides Business Warrior a unique and favorable advantage as our software is personalized per location with step-by-step instructions made for the individual business owner.

There are other competitors attempting to solve the same problems for business owners by creating reporting dashboards and delivering complicated data to the business. These competitors have failed with the small business sector because their products are essentially useless to small businesses that don’t know how to interpret the data, or the actions they should then take. Our competitors lack the connection between analyzing the data and delivering direct action recommendations to solve business owner problems. This provides an opportunity for Business Warrior to be the one all-inclusive remedy that small businesses can rely on to make better decisions and increase revenue.

Lending Technology

Small business lending is a highly competitive market with many market participants on each side of the supply and demand curve. While no single competitor dominates the market, there is considerable variation between market participants, and because of the difficulty and high cost of accurately underwriting borrowers, there is considerable opportunity to innovate, differentiate, and create value.

Business Warrior Funding competes with a nearly unlimited number of companies in the business lending space, including the SBA, most banks and credit unions, credit card providers, merchant cash advance providers, and innovative FinTech lenders like Kabbage (American Express), Lendistry, Lendio, Fundbox, FundingCircle, OnDeck, Credibly, and others.

With the acquisition of Alchemy and the subsequent introduction of PayPlan, we now compete with lending technology providers such as LoanPro, Lendflo and Nortridge. While these competitors offer loan origination and loan management, Business Warrior is unique in it’s modular subscription based for an end-to-end lending solution; including Business Warrior’s offering of a decision engine related to credit.

Every supplier in the market falls somewhere on a spectrum with low costs and complicated underwriting on one end (SBA loans, banks, credit unions), and high costs and simple underwriting on the other end (merchant cash advance, etc.)

Business Warrior uses technology, data, and unique understanding of certain small businesses to combine the high quality and fair pricing of banks and credit unions with the speed and ease of merchant cash advance providers. For those businesses with an online presence and certain other characteristics, Business Warrior is better, faster, and more fair than other solutions.

Marketing Agencies

The premium marketing services that we offer through our subsidiary, Helix House, competes with national and local digital marketing agencies such as KlientBoost, OpenMoves, WebFX, Zoek, and SmartSites.

In general, the bases upon which we compete are U.S. based small business owners (service area businesses, medical spas, alternative medicine, plastic surgeons), earning $5,000 to $50,000 monthly revenue, with 1-50 employees.

The Helix House model differs from other premium agencies in this space by prioritizing long-term client relationships which elicits an extremely low churn rate. This limits volatility and provides an additional channel for revenue growth as clients continue to reinvest with the agency to double-down on proven growth and success.

Helix House’s low churn rate is attributed to two primary factors. First, small business packages strategically balance investment in agency services and investment in media which fuels advertising campaigns. This helps small businesses see rapid initial success and incentives further investment with the agency. Second, Helix House reports directly on revenue generated through advertising rather than on “vanity metrics” as prioritized by many agencies. This degree of transparency builds client trust and supports the efficacy of advertising services.

Additionally, Helix House clients are supported by data from the Business Warrior SaaS platform and have access to growth capital through Business Warrior Funding. This trifecta is completely unique in the small business advertising space, providing Business Warrior and Helix House clients with a strong advantage over their competition.

The Business Warrior score and platform provides a unique competitive advantage and reduction of cost per acquisition of premium marketing clients. Helix can quickly evaluate the viability of a lead from the SaaS platform due to business score, thus eliminating hours of background research on lead appointments that is standard in the industry. Through Business Warrior offering the basics of how a potential client is already performing with their marketing; Helix has sales insights simply by having access to the Business Warrior data. These insights are used during the sales process to best product match fit the lead for Helix premium services, including placing leads into higher revenue generating packages from the start of the relationship versus stair-stepping that occurs in most other agencies.

Once a business owner becomes a Helix customer, the business owner’s experience and our competitive advantage are amplified. The connectedness between the Business Warrior score (and its improvements done by Helix) display instant progress to new clients. When layering in Business Warrior Funding as a mechanism to increase advertising spend, we have created an ecosystem of sustainable revenue.

●	Lead generation from the SaaS platform (the Business Warrior score)
●	Quick evaluation of a leads ability to perform
●	Improvements of the Business Warrior score due to Helix’s quality of work
●	A clear pathway to offer Business Warrior Funding to accelerate a Helix client’s return on investment.

Employees and Key Consultants

As of August 31, 2022, we had 32 full-time employees, all of whom are based in the United States. We supplement our workforce with contractors and consultants globally.

Available information

Our website address is https://businesswarrior.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We have an office lease in Scottsdale from our acquisition of Helix House, which we pay $6,000 per month and the lease expired on August 31, 2022. The entire organization now works remotely.

ITEM 3. LEGAL PROCEEDINGS

On March 18, 2022, the Company settled Case No. CV2020-050103, brought in the Arizona Superior Court in and for Maricopa County. The Company agreed to pay the plaintiff, Sabin Burrell, $325,000.00 and to deliver 7,500,000 shares of Company common stock. Payments required by the settlement agreement have been made.

Business Warrior Corporation vs. Timothy Li, CASE #: 8:22-cv-02144-DOC-ADS

On November 28, 2022, the Company filed a complaint in United States District Court for the Central District of California, against Timothy Li, alleging breach of fiduciary duty, fraudulent concealment, civil theft under California Penal Code §§484 and 496, breach of duty of loyalty, and unfair competition in violation of CA Bus, & Prof. Code §§17200 et seq., in connection with the acquisition of FluidFi Inc. d/b/a Alchemy and the transfer by Timothy Li of $200,000 from accounts of FluidFi to Timothy Li after the closing of acquisition.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol “BZWR”.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Pink marketplace. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
August 31, 2022	$0.0125	$0.0105
May 31, 2022	$0.0270	$0.0259
February 28, 2022	$0.0637	$0.0600
November 30, 2021	$0.0108	$0.0956

August 31, 2021	$0.1990	$0.1811
May 28, 2021	$0.0950	$0.0900
February 26, 2021	$0.2000	$0.1475
November 30, 2020	$0.0170	$0.0140

Capital Stock

The Company has two classes of stock: common and preferred. The Company’s Certificate of Incorporation authorizes the issuance of up to 850,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The descriptions of the Company’s equity securities as set forth below are qualified by reference to the Company’s articles of incorporation and the specific instruments creating such securities.

Common Stock

General

As of January 30, 2023, there were 465,618,093 shares of the registrant’s common stock issued and outstanding.

Voting Rights

Holders of Company’s Common Stock are entitled to one vote per share on each matter submitted to vote of the Company’s stockholders. Holders of Common Stock do not have cumulative voting rights.

Dividends

Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. We have not historically declared or paid cash dividends on our common stock.

Other Rights

Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s Common Stock or other securities. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of Common Stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

All outstanding shares of Common Stock are fully paid and non-assessable.

Warrants

The following summary of certain terms and provisions of the Warrants to purchase common stock (the Warrants) is not complete and is subject to, and qualified in its entirety by, the provisions of the Warrant, the form of which is filed as an exhibit hereto and incorporated by reference into the registration statement of which this prospectus supplement forms a part. Prospective investors should carefully review the terms and provisions of the form of Warrant for a complete description of the terms and conditions of the Warrants.

Warrants to purchase up to an aggregate of 186,136,207 shares of common stock were issued on October 11, 2022.

Duration and Exercise Price

Each Warrant has an exercise price per share equal to $0.012463. The Warrants are immediately exercisable and will expire on the fifth anniversary of their respective original issuance dates. The exercise price is subject to adjustment for certain dilutive issuances and the exercise price and number of shares of common stock issuable upon exercise of the Warrants is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

Exercisability

The Common Warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). A holder (together with its affiliates) may not exercise any portion of such holder’s Common Warrant to the extent that the holder would own more than 4.99% of the outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the amount of ownership of outstanding shares of common stock after exercising the holder’s Common Warrants up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. No fractional shares of common stock will be issued in connection with the exercise of a Common Warrant. In lieu of fractional shares, we will either pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price or round up to the next whole share.

Cashless Exercise

A holder may elect to receive upon exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrants in lieu of making the cash payment otherwise contemplated upon such exercise in payment of the aggregate exercise price; provided that such election shall only be applicable if, at the time a holder exercises its Warrants, a registration statement registering the issuance of the shares of common stock underlying the Warrants under the Securities Act is not then effective or available.

Purchase Rights

If at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of Common Stock acquirable upon complete exercise of this Warrant (without regard to any limitations or restrictions on exercise of this Warrant, including without limitation, the Maximum Percentage) immediately before the date on which a record is taken for the grant.

Fundamental Transaction

The Company shall not enter into any fundamental transaction, as described in the Warrants and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our shares of common stock, unless (i)  the Successor Entity assumes in writing all of the obligations of the Company under the Warrant and (ii) the Successor Entity (including its Parent Entity) is a publicly traded corporation whose common stock is quoted on or listed for trading on a national market or on OTC Markets or a successor thereto.

The Holder may elect, at its sole option, that the Company or the Successor Entity (as the case may be) shall purchase this Warrant from the Holder on the date of such request by paying to the Holder cash in an amount equal to the Black Scholes Value.  Payment of such amounts shall be made by the Company (or at the Company’s direction) to the Holder on or prior to the later of (x) the second (2nd) Trading Day after the date of such request and (y) the date of consummation of such Fundamental Transaction.

Transferability

Subject to applicable laws, a Common Warrant may be transferred at the option of the holder upon surrender of the Warrant to us together with the appropriate instruments of transfer, opinions and payment of funds sufficient to pay any transfer taxes (if applicable).

Exchange Listing

There is no trading market available for the Warrants on any securities exchange or nationally recognized trading system. We do not intend to list the Warrants on any securities exchange or nationally recognized trading system.

Right as a Stockholder

Except as otherwise provided in the Warrants or by virtue of such holder’s ownership of shares of our common stock, the holders of the Warrants do not have the rights or privileges of holders of our common stock, including any voting rights, until they exercise their Warrants.

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of August 31, 2022, there were three series of preferred stock designated:

Series A. There are 15,500 Series A Preferred Shares authorized outstanding. The Series A Preferred are convertible into common shares and have voting rights equal to .01% of the Company’s common shares then outstanding for each Series A Preferred Share.

Series B. There are 100,000 Series B Preferred Shares authorized. As of August 31, 2022 there were 12,017 Series B shares issued. As of February 13, 2023 there are none issued and outstanding. The Series B shares have the following rights:

•	Stated/Liquidation value of $100.00 per share
•	No Voting rights except as required by law.
•	Are convertible into common shares based upon 80% of average closing prices for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding the conversion date.

Series C. There are 50,000 Series C Preferred Shares authorized and 50,000 Series C Preferred Shares issued and outstanding.

Dividends on Common Stock. The holders of the Series C Preferred Stock shall be entitled to any dividend that is payable to the holders of the Corporation’s common stock on the basis of the Series C Preferred having been converted into shares of common stock.

Preferred C Dividend. From and after the date of the issuance of any shares of Series C Preferred Stock, dividends at the rate per annum of seven percent (7%) of the Series C Original Issue Price ($100), plus the amount of previously accrued dividends, compounded annually, shall accrue on each share then outstanding

Ranking. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior to the Corporation’s Common Stock; (b) pari passu with respect to any other series of Preferred Stock, as set forth in the Certificate of Designations with respect to such Preferred Stock; and (c) junior to all existing and future indebtedness of the Corporation.

Voting. On any matter presented to the shareholders of the Corporation for their action or consideration at any meeting of shareholders of the Corporation (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible

Election of Directors. The holders of record of the shares of Series C Preferred Stock, exclusively and as a separate class, shall be entitled to elect one (1) director of the Corporation.

Optional Conversion into Common Stock. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and nonassessable shares of Common Stock determined as follows:

The original issuance price divided by the average closing price of a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding the date upon which the Notice of Conversion is delivered to the Company. However, in no case shall the Series C Conversion price multiplied by the total number of shares of common stock issued and outstanding be less than $30,000,000; nor shall the Series C Conversion Price multiplied by the total number of shares of common stock issued and outstanding be more than Fifty Million Dollars ($50,000,000). In such case, the Series C Conversion Price shall be adjusted so that the Series C Preferred Conversion Price per share multiplied by the number of shares of common stock then issued and outstanding shall be $50,000,000.

Mandatory Conversion. Upon the Corporation achieving a Market Capitalization (“Market Capitalization” being the number of then issued and outstanding shares of Common Stock multiplied by the closing price for the Corporation’s shares of Common Stock as reported by its Principal Market) average One Hundred Fifty Million Dollars ($150,000,000) or more for the prior continuous 180 days prior to August 31, 2025, then  (i)  all  outstanding  shares  of Series C Preferred Stock shall automatically be converted into shares of Common Stock, at the then  effective  conversion  rate.

Redemption by the Company. Beginning 36 months from the Issuance Date of any shares of the Series C Preferred, if the Corporation’s Market Capitalization is above $50,000,000 but below $150,000,000, the Corporation may, at its election and in its sole discretion, redeem such shares of Series C Preferred Stock outstanding, for an amount per share equal to the Series C Preferred Initial Price plus any accrued and unpaid dividends due thereon

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Pacific Stock Transfer Co., 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119, Phone # (702) 361-3033.

Recent Sales of Unregistered Securities

In the first fiscal quarter, September 1, 2021 through November 30, 2021, the Company issued:

•	21,875,000 shares of common stock in exchange for $1,750,000 of cash associated with a Regulation A
•	200,000 shares of restricted common stock in exchange for $10,000 of cash to a limited amount of investors under a Regulation D offering
•	150,000 shares of restricted common stock for consulting services

In the second fiscal quarter, December 1, 2021 through February 28, 2022, the Company issued:

•	9,720,000 shares of restricted common stock for employee bonuses
•	523,719 shares of restricted common stock for consulting services
•	792,624 shares of restricted common stock in exchange for $39,631 in an outstanding note

In the third fiscal quarter, March 1, 2022 through May 31, 2022, the Company issued:

•	18,004,115 shares of restricted common stock as a part of the acquisition of Helix House
•	1,389,414 shares of restricted common stock for consulting services
•	7,500,000 shares of restricted common stock as a part of a debt settlement
•	1,465,000 shares of restricted common stock for employee bonuses
•	The Company cancelled 15,020,023 shares of common stock in exchange for 12,017 of Preferred B shares

In the fourth fiscal quarter, June 1, 2022 through August 31, 2022, the Company issued:

•	8,790,111 shares of restricted common stock as a fee to setup a debt instrument
•	1,666,666 shares of restricted common stock for employee bonuses
•	10,000,000 shares of common stock in exchange for $100,000 cash as a part of an offering filed through an S-1
•	3,365,687 shares of restricted common stock for consulting services

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The offering and sales of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience, and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the audited and unaudited consolidated financial statements and related notes thereto included in this annual report on Form 10-K. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report on Form 10-K titled “Risk Factors” beginning at page 5 above and “Forward-Looking Statements” beginning at page 3 above.

Results of Operations

Years Ended August 31, 2022 and 2021

Our cash as of August 31, 2022 was $382,431 compared to $4,251,741 in the previous period. The decrease in the Company’s cash position is due to the net cash paid of $1,328,596 and payoff of acquired partner debt of $1,200,000 for two acquisitions made during the period. As a result of shift in our strategy to decrease nonrecurring revenue in exchange for long-term monthly recurring revenue and ongoing expenditures in pursuit of our business, we have incurred net losses in the period. Our accumulated deficit at August 31, 2022 was $(10,956,604). Accounts Receivables for the period ending August 31, 2022 increased to $542,428 compared to $45,284 on August 31, 2021. The increase in Accounts Receivables is due to the business operations of the two companies acquired, Helix House and Alchemy Technologies.

Revenues

For the twelve months ended August 31, 2022 and 2021 the Company had revenues of $3,710,370 and $5,523,458, respectively. Cost of sales were $1,253,649 and $84,519 for the period, representing 34% and 1.5% of revenue respectively. The decrease in sales is attributed to a shift away from nonrecurring projects that produced an inordinate amount of one-time revenue in the prior period, and the current period represents a shift to more consistent monthly recurring revenue. The increase in Cost of Sales was due to the business models from Helix and Alchemy both having a higher Cost of Sales. Helix represented $668,216 of the Cost of Sales from advertising costs on behalf their clients and Alchemy represented $497,711 due to the software development costs associated with each custom software development project.

Operating Expenses

For the twelve-month period ending on August 31, 2022 and 2021 we had operating expenses of $6,272,413 and $4,660,494. Advertising and promotion decreased by 50%, salaries and wages increased by 19%, and an increase in professional services by 65%. All of these changes are due to expenses related to the acquisition and integration of the two acquisitions made during the period, and a shift away from the promotion of short-term revenue projects in the previous period to a new phase of the company where the Company focused on building new long-term monthly recurring revenue products.

Net Loss

For the twelve months ended August 31, 2022 and 2021 we had Net Income (Loss) of $(7,591,250) and $(2,032,533), respectively. The operating loss for the period ending August 31, 2022 of $(3,484,086) compared to Operating Net Income in the previous period of $778,445 is attributable to a decrease in revenue, an increase in cost of sales, and an increase in operating expenses. The vast majority of the remaining loss in the period ending August 31, 2022 came from an adjustment due to Goodwill Impairment, which was $(4,023,823), from the two companies the Company acquired in March and June of 2022.

Liquidity and Capital Resources

Working Capital

	August 31, 2022	August 31, 2021
Current Assets	$1,011,896	$4,297,025
Current Liabilities	$3,021,749	$2,254,812
Working Capital (Deficiency)	$(2,009,853)	$2,042,213

Current liabilities as of August 31, 2022 and 2021 were $3,021,749 and $2,254,812 respectively, an increase of $719,197. The primary reason for the increase was an increase in Accounts payable from the two companies acquired, Helix House and Alchemy.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Cash Flows

	Year Ended	Year Ended
	August 31, 2022	August 31, 2021
Net Cash Used in Operating Activities	$(3,777,749)	$(1,570,271)
Net Cash Provided by Investing Activities	$(1,894,744)	$(101,498)
Net Cash Provided by Financing Activities	1,803,183	2,729,217
Net Increase (decrease) in Cash	$(3,869,310)	$4,197,990

Operating Activities

Cash used by operating activities

The Company used $3,777,749 in cash from operating activities for the year ended August 31, 2022 as compared to a use of $1,570,271 for the year ended August 31, 2021. The increase is due to higher general and administrative expenses and higher software development.

Cash used by investing activites

The Company used $1,894,744 in cash from investing activities for the year ended August 31, 2022 as compared to a use of $101,498 for the year ended August 31, 2021. The increase is due to higher general and administrative expenses and higher software development costs.

Cash provided by financing activities

Net cash from financing activities was $1,803,183 for the period ending August 31, 2022 as compared to $2,729,217 for the same period in 2021. The majority of the financing activity comes from the issuance of shares of the Company’s common stock, but was $951,436 less than the previous year.

The Company did experience an increase in expenses for salaries and wages in the Helix division, and for software development contractors costs due to inflation for the year ended August 31, 2022.

Series A:

The Series A Preferred Stock was authorized in 2020 and each share of Series A preferred stock is convertible into 0.1% of the total number of shares of Common Stock outstanding at the Conversion Time.  On any matter presented to the shareholders of the Corporation for their action or consideration at any meeting of shareholders of the Corporation (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible.

Series B Preferred Stock Purchase Agreements

On May 11, 2022, the Company filed a Designation of Series B convertible Preferred Stock with the state of Wyoming, designating 100,000 shares of the Series B Preferred Stock with a stated value of $100 per share. Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into that number of fully paid and nonassessable shares of Common Stock (whether whole or fractional) that have a Fair Market Value, in the aggregate, equal to the Series B Conversion Price. The “Series B Conversion Price” shall initially be equal to $100.00. Such initial Series B Conversion Price, and the rate at which shares of Series B Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. “Fair Market Value” shall mean as of any date of determination, 80% of the average closing price of a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding such date. Series B Preferred Stock do not have any voting rights except as required by law.

On May 31, 2022, the Company exchanged 12,491,967 shares of common stock for 9,994 series B preferred shares, and 2,528,056 shares of common stock for 2,023 series B preferred shares.

Series C:

The Series C Preferred Stock was authorized in 2022 and each holder of outstanding shares of Series C Preferred Common Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible. The Series C Preferred Stock is convertible into common shares based upon the average closing price for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding the conversion date.  Notwithstanding the foregoing, in no case shall the Series C Conversion Price multiplied by the total number of shares issued and outstanding be more than Forty Million Dollars ($40,000,000) (the “Market Capitalization Cap”). Should the Market Capitalization Cap be exceeded, the Series C Conversion Price per share multiplied by the number of shares then issued and outstanding shall be $50,000,000.

Going Concern

At August 31, 2022, we had a working capital deficiency, an accumulated deficit, and a stockholders’ equity of $1,962,113, $10,956,604 and $629,600 respectively in the fiscal year ended August 31, 2022. We have generated minimal revenues and have incurred losses during the period. Accordingly, we will be dependent on future additional financing in order to expand our business, which the Company has an existing line of credit in place of up to five million dollars. We are considered a development stage company in the online technology and lending software industry. As of August 31, 2022, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Application of Critical Accounting Policies

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of assets acquired and liabilities assumed in business combinations, fair value of consideration issued in business combinations, valuation of convertible debenture conversion options, derivative instruments, deferred income tax asset valuations, financial instrument valuations, share-based payments, other equity-based payments, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from sales of products. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-based compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model as its method in determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of accounts payable, convertible debentures and promissory note approximate fair values because of the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

We have implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off -balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BUSINERSS WARRIOR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AUIGUST 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Business Warrior Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Business Warrior Corporation (the “Company”) as of August 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an  opinion  on  the  Company’s  financial  statements  based  on  our  audits.  We  are  a  public  accounting  firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our  audits  included  performing  procedures  to  assess  the  risks  of  material  misstatement  of  the  financial statements,  whether  due  to  error  or  fraud,  and  performing  procedures  that  respond  to  those  risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Accell Audit and Compliance, P.A.

We have served as the Company’s auditor since 2022.

Tampa, Florida

February 10, 2023

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$382,431	$4,251,741
Accounts receivable, net	542,428	45,284
Current portion of loans receivable, net	70,399	-
Prepaids and other current assets	16,638	-
Total current assets	1,011,896	4,297,025

Loans receivable, non-current, net	223,219	-
Right-of-use asset, net	76,219	92,851
Property and equipment, net	244,633	119,068
Goodwill	2,321,667	-
Total Assets	$3,877,634	$4,508,944

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	1,063,345	1,929,316
Contingent earnout liability	1,250,000	-
Deferred revenue	474,977	-
Current portion of finance lease liability	18,487	17,086
Due to related party	159,161	163,172
Current portion of notes payable	47,740	145,238
Current portion of SBA loan	8,039	-
Total current liabilities	3,021,749	2,254,812

PPP loan	-	77,500
Finance lease liability, long term	57,164	75,765
Notes payable	27,260	5,000
SBA loan, non-current	141,861	149,900
Total Liabilities	$3,248,034	$2,562,977

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock, 15,500 shares authorized; 15,500 shares issued and outstanding	16	16

Series B Preferred stock, 100,000 shares authorized; 12,017 and 0 shares issued and outstanding at August 31, 2022 and 2021, respectively	12	-

Series C Preferred stock, 50,000 shares authorized; 50,000 and 0 shares issued and outstanding at August 31, 2022 and 2021, respectively	50	-

Common stock, $0.0001 par value; 850,000,000 shares authorized; 465,618,093 and 395,095,780 shares issued and outstanding as of August 31, 2022 and 2021, respectively	46,562	39,510
Additional paid in capital	11,539,564	5,271,795
Accumulated deficit	(10,956,604)	(3,365,354)
Total stockholders’ equity	629,600	1,945,967
Total Liabilities and Stockholders’ Equity	$3,877,634	$4,508,944

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,
	2022	2021

Sales	$3,710,370	$5,523,458

Cost of sales	1,253,649	84,519

Gross profit	2,456,721	5,438,939

Operating expenses:
Advertising and promotion	858,572	1,733,865
Salaries and wages	2,313,689	1,942,573
Professional services	547,115	330,634
General and administrative expenses	2,553,037	653,422
Income (Loss) from operations	(3,815,692)	778,445

Other income (expense):
Interest expense	(2,923)	(150,872)
Derivative loss	-	(2,238,941)
Gain on extinguishment of debt	77,500	191,675
Settlement (costs)/recoveries	165,375	(620,375)
Goodwill impairment	(4,023,823)	-
Other income (expense)	8,313	7,535
Net loss before income taxes	(7,591,250)	(2,032,533)
Income taxes	-	-
Net loss	$(7,591,250)	$(2,032,533)

Basic and diluted loss per share	$(0.017)	$(0.006)

Weighted average shares outstanding - basic and diluted	434,700,005	353,158,502

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2020	15,500	$16	-	$-	-	$-	293,139,140	$29,314	$(359,879)	$(1,332,821)	$(1,663,370)

Issuance of common stock for services	-	-	-	-	-	-	2,945,503	295	150,030	-	150,325

Issuance of common stock for cash	-	-	-	-	-	-	71,011,639	7,101	2,711,335	-	2,718,436

Issuance of common stock for convertible debt	-	-	-	-	-	-	19,508,433	1,951	1,544,888	-	1,546,839

Issuance of common stock for warrant exercise	-	-	-	-	-	-	5,247,822	525	1,141,745	-	1,142,270

Stock issued in settlement of accounts payable	-	-	-	-	-	-	3,243,243	324	83,676	-	84,000

Net loss	-	-	-	-	-	-	-	-	-	(2,032,533)	(2,032,533)

Balance August 31, 2021	15,500	$16	-	$-	-	$-	395,095,780	$39,510	$5,271,795	$(3,365,354)	$1,945,967

Issuance of common stock for services	-	-	-	-	-	-	27,170,597	2,717	1,273,863	-	1,276,580

Issuance of common stock for convertible debt	-	-	-	-	-	-	792,624	79	39,552	-	39,631

Issuance of common stock for cash	-	-	-	-	-	-	32,075,000	3,208	1,856,793	-	1,860,001

Conversion of common stock into Series B preferred stock	-	-	12,017	12	-	-	(15,020,023)	(1,502)	1,490	-	-

Issuance of stock for business acquisitions	-	-	-	-	50,000	50	18,004,115	1,800	2,871,821	-	2,873,671

Issuance of common stock for settlement agreement	-	-	-	-	-	-	7,500,000	750	224,250	-	225,000

Net loss	-	-	-	-	-	-	-	-	-	(7,591,250)	(7,591,250)

Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	August 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(7,591,250)	$(2,032,533)

Adjustments to reconcile net loss to net
cash from operating activities:
Bad debt on loans receivable	59,427	-
Depreciation and amortization	155,790	37,254
Stock-based compensation	1,276,580	150,325
Derivative loss	-	2,238,941
Goodwill impairment	4,023,823	-
Amortization of debt discount	-	158,487
Gain on extinguishment of debt	(77,500)	(191,675)
Changes in operating assets and liabilities
Accounts receivable, net	(58,045)	(1,584)
Prepaids and other current assets	27,550	-
Accounts payable and accrued liabilities	(2,036,101)	1,211,056
Deferred revenue	441,977	-
Deferred revenue	441,977	-
Accounts payable and accrued liabilities	(1,594,124)	1,211,056
Net cash from operating activities	(3,777,749)	1,570,271

Cash Flows from Investing Activities
Net cash paid for business acquisition	(1,328,596)	-
Issuance of loans receivable	(606,450)	-
Payments received on loans receivable	253,405	-
Purchase of property and equipment	(213,103)	(101,498)
Net cash from investing activities	(1,894,744)	(101,498)

Cash Flows from Financing Activities
Net change in related party payables	-	5,192
Proceeds from notes payable	75,000	127,868
Proceeds from issuance of common stock	1,860,001	2,718,436
Payments of finance lease liability	(17,200)	(1,386)
Payments of notes payable	(110,607)	(104,000)
Payments of notes payable, related party	(4,011)	(16,893)
Net cash from financing activities	1,803,183	2,729,217

Change in cash and cash equivalents	(3,869,310)	4,197,990

Cash and cash equivalents at beginning of period	4,251,741	53,751

Cash and cash and equivalents at end of period	$382,431	$4,251,741

Supplemental Cash Flow Information
Cash paid for interest	$334	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for settlement of debt	264,631	267,334
Common shares converted to preferred stock	(1,502)	-
Stock issue for accounts payable	-	84,000
ROU asset acquired by finance lease	-	94,237

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2022 AND 2021

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization—Business Warrior Corporation (the Company” or “Business Warrior”) was originally incorporated under the name Kading Companies, S.A., under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995. Kading Companies was traded on the Pink Sheets of the OTC Markets under the stock ticker KDNG.  On January 27, 2020, Kading Companies was redomiciled in Wyoming.  Bluume, LLC was founded in 2014 and was a sales and marketing organization that provided small businesses with basic advertising, merchant services, white label Point of Sale systems, and a white label business analytics software.  On January 31, 2020, Bluume, LLC completed a triangular reverse merger with Kading Companies (formerly KDNG) and changed its name to Business Warrior.  It is currently an active corporation in the state of Wyoming.  The previous Bluume team took over all operations of the Company and formed a new business plan, which replaced all former plans of the previous management team at Kading Companies.  In July 2020, the Company changed its stock ticker to BZWR.

On March 18, 2022, the Company acquired Helix House, LLC, a premium marketing agency that provides small business advertising services including digital marketing.  Additionally, on June 18, 2022, the Company acquired FluidFi Inc., dba Alchemy Technology, a lending technology company that builds fully customized lending end-to-ending lending solutions.

Nature of Operations— Business Warrior has three divisions of the company:  Helix House, LLC, Alchemy Technologies, and Business Warrior.  Helix House is a premium marketing agency that provides small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content.  Alchemy builds and manages lending software technology for enterprise businesses which are fully customized for each client.  Through the combination of services from Helix House and Alchemy, Business Warrior offers a full service lending as a service solution known as PayPlan:  a comprehensive lending software platform that includes marketing services to drive applicants for lenders and merchants.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended August 31, 2022, the Company had $3,710,370 in revenues, a net loss of $7,591,250 and had net cash used in operations of $3,777,749. Additionally, as of August 31, 2022, the Company had working capital deficit, stockholders’ equity and accumulated deficit of $1,962,113, $629,600 and $10,956,604, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful integration of the Company’s recent business acquisitions and, ultimately, the attainment of profitable operations are dependent upon future events, and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill—The Company’s goodwill balance of $2.3 million as of August 31, 2022 resulted from the acquisitions of  Helix House, LLC and FluidFi, Inc.  Helix House, LLC was acquired on March 17, 2022, and FluidFi, Inc. was acquired on June 8, 2022.  Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed.  Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified.  After performing a qualitative and quantitative analyses for the acquired companies, the Company recognized approximately $4.0 million in goodwill impairment during the year ended August 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts— Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection.  The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography.  To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an Allowance for doubtful accounts of $500 and $500 as of August 31, 2022 and August 31, 2021, respectively.

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

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Update 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from sales of products. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

The Company has four main sources of revenue. Helix House is a premium marketing agency that charges monthly service fees and one-time project charges for providing small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. FluidFi Inc, dba Alchemy builds fully customized lending end-to-end lending software solutions for banks, lenders, and financial technology firms. Alchemy charges monthly recurring fees for each client’s software-as-a-service as well as contracted work for custom software development. Business Warrior collects revenue for building software lending solutions, and sales and marketing solutions associated with each lending client. Business Warrior Funding collects principal and interest payments for providing business loans to small businesses.

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from online software products is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers.  Most subscription contracts are one year or less.  The Company recognizes revenue from on-boarding, training, and consulting services as the services are provided.  Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied. Revenue from the Company’s business lending solution is recognized as interest income and origination fees, based upon the loan that is issued to each customer.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $858,572 and $1,733,865 in advertising expenses for the years ended August 31, 2022 and 2021, respectively.

Cost of Sales — This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

Leases— Under ASC Top 842, ”Leases”, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under ASU Topic 842, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5. BUSINESS ACQUISITIONS

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for an initial closing purchase price of $2,250,000. The closing purchase price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of Helix House, LLC. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones.  Based on year-to-date activity with the Helix House acquisition, Management has estimated the potential earnout liability to be at 50%.

Consideration:
Cash	$1,200,000
Contingent earnout liability	1,250,000
Common stock	1,050,000
Total consideration	$3,500,000

Assets acquired:
Cash	$60,085
Accounts receivable	10,000
Other assets	18,805
Goodwill	3,444,110
Total assets acquired	$3,533,000
Deferred revenue	33,000
Total liabilities	33,000
Total purchase consideration	$3,500,000

The initial goodwill calculated for the Helix House acquisition was $3,444,110.  The Company recorded a loss on goodwill impairment in the amount of $1,122,442 for the year ended August 31, 2022.  Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as the Company will obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed.

On June 8, 2022, the Company closed the acquisition of FluidFi, Inc. , dba Alchemy Technologies (“FluidFi”).   Business Warrior obtained 100% of FluidFi’s equity interest for $800,000 in cash and $1,823,671 in preferred stock with a 7%, three-year cash dividend.

Consideration:
Cash	$800,000
Preferred stock	1,823,671
Total consideration	$2,623,671

Assets acquired:
Cash	$611,318
Accounts receivable	429,099
Other assets	77,003
Goodwill	2,901,381
Total assets acquired	$4,018,801
Accounts payable	195,130
Acquired partner debt	1,200,000
Total liabilities	$1,395,130
Total purchase consideration	$2,623,671

The initial goodwill calculated for the FluidFi acquisition was $2,901,381. Based on changes in management’s focus on this business, the Company determined a triggering event occurred and an impairment analysis was performed. As a result, the Company recorded a full impairment loss of $2,901,381 as of August 31, 2022. Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as the Company obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Helix House and FluidFi for the years ended August 31, 2022 and 2021, respectively, as if each of these business combinations had occurred as of September 1, 2021. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on September 1, 2020. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the years ended August 31, 2022 and 2021:

	2022	2021
Gross sales	$6,505,447	$8,216,697
Net sales	4,849,317	$6,990,328
Net operating loss	(3,586,722)	229,768
Net loss	$(7,610,545)	(2,009,173)

Net income per share - basic and diluted	$(0.018)	$(0.005)

Weighted average number of shares of common stock
outstanding - basic and diluted	434,700,005	371,162,617

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from September 1, 2020 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

6. LOANS RECEIVABLE

During the year ended August 31, 2022, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of August 31, 2022, the Company had a loans receivable balance of $293,618, of which $70,399 are considered current and $223,219 are non-current. The Company has $59,427 recorded as an allowance for doubtful accounts as of August 31, 2022.

Year ending August 31, 2023	$70,399
Year ending August 31, 2024	223,219
$293,618

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	August 31, 2022	August 31, 2021
Software and computer equipment	5 years	$652,892	$386,489
Furniture and fixtures and other equipment	5 years	2,960	2,960
Leasehold improvements		-	1,680
Total property and equipment		655,852	391,129
Less accumulated depreciation		(411,219)	(272,061)
Total property and equipment, net		$244,633	$119,068

For the years ended August 31, 2022 and 2021, depreciation expense was $139,158 and $35,868, respectively.

8. LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	August 31, 2022	August 31, 2021
Finance Lease	$94,237	$94,237
Less accumulated depreciation	(18,018)	(1,386)
Finance lease, net	$76,219	$92,851

Depreciation expense was $16,632 and $1,386 for the years ended August 31, 2022 and 2021, respectively.

Finance lease liabilities are summarized below:

	August 31, 2022	August 31, 2021
Finance lease liability	$75,651	$92,851
Less: current portion	(18,487)	(17,086)
Long term portion	$57,164	$75,765

Maturity of lease liabilities are as follows:

August 31, 2022
Year ending August 31, 2023	$21,340
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	83,582
Less imputed interest	(7,931)
PV of payments	$75,651

9. NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000.  This note bears interest of 17.97%, with payments of principal and interest to be made over an 18 month period. The current portion of the principal due is $47,740 with a remaining balance of $27,260 in long-term.

Notes payable totaled $5,000 and were considered outstanding at August 31, 2021.

10. PPP AND SBA LOANS

In January 2021, the initial PPP note of $60,600 was fully forgiven and recognized as a gain on extinguishment of debt.  On February 23, 2021, the Company received an additional PPP loan of $77,500.  This loan was forgiven on October 22, 2021.  On March 8, 2021, the Company received an additional PPP loan of $62,002, which was forgiven on August 23, 2021.

The Company also entered into a normal SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. On March 16, 2021, the SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. As such, repayment of the Company’s SBA loan will not begin until October 2022.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2023	$8,039
Year ending August 31, 2024	8,772
Year ending August 31, 2025	8,772
Year ending August 31, 2026	8,772
Year ending August 31, 2027	8,772
Thereafter	$106,773
$149,900

11. DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

Detachable warrants

Certain convertible notes were issued with detachable warrants which contained terms that did not achieve equity classification.

All of the derivative liabilities were extinguished during the year end August 31, 2021.

 The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended August 31, 2022 and 2021:

	For the Years Ended
	August 31, 2022	August 31, 2021
Embedded derivatives	$-	$(995,510)
Warrant derivatives	-	(1,142,270)
Day-one derivative loss	-	(101,161)
Total	$-	$(2,238,941)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

Inception Dates
Quoted market price on valuation date	$0.018 - $0.025
Effective contractual conversion rates	$0.05
Contractual term to maturity	3 years
Market volatility:
Volatility	228.26% - 400.44%
Risk-adjusted interest rate	1.62%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of August 31, 2022 and 2021.

	Year Ended	Year Ended
	August 31, 2022	August 31, 2021
Balances at beginning of period	$-	$24,347
Issuances:
Embedded derivatives	-	96,667
Warrant derivatives	-	54,494
Conversions	-	(1,116,524)
Warrant exercise	-	(1,196,764)
Changes in fair value inputs and assumptions reflected in income	-	2,137,780
Balances at end of period	$-	$-

12. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure.  Information about transactions involving related persons is reviewed by management.  Related persons include Company directors and executive officers, as well as their immediate family members.  If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction.  Amounts due to related parties were $159,161 and $163,172 as of August 31, 2022 and 2021, respectively.  These amounts are considered a current liability.

13. COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2022 and 2021, the Company is not aware of any contingent liabilities that has not been be reflected in the financial statements.

14. EQUITY

Series A preferred shares

As of August 31, 2022, 15,500 shares were issued and outstanding with a par value of $.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion.  Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $.001.  As of August 31, 2022, the Company has 12,017 Preferred B shares issued and outstanding. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $.001. As of August 31,2022, the Company has 50,000 Preferred C shares issued and outstanding. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

15. CONCENTRATIONS

For the years ended August 31, 2022 and 2021, the Company had two customers representing 24% and one customer representing 97% of total revenue.  For the years ended August 31, 2022, the Company had two customers representing 42% of total accounts receivable and one customer representing 68% of total accounts receivable as of August 31, 2021.

16. RECLASSIFICATIONS

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results of operations.

17. INCOME TAXES

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

The provision for Federal income tax consists of the following August 31:

Federal income taxes attributable to:	2022	2021
Current operations	$749,160	$426,832
Less: valuation allowance	(749,160)	(426,832)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	2022	2021
Net operating loss carryover	$1,455,884	$706,724
Less: valuation allowance	(1,455,884)	(706,724)
Net deferred income taxes	$-	$-

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate the years ended August 31:

	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	-11.1%	-
Income tax expense (benefit) for the period	9.9%	21.0%

The Company files income tax returns for federal purposes and in many states.  The Company’s tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings related.  The statue of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

18. SUBSEQUENT EVENTS

On October 11, 2022, the Company entered into a series of Senior Secured Promissory Notes, as part of a revolving line of credit for the aggregate original principal amount at any one time outstanding of up to Five Million Dollars ($5,000,000.00) (the “Revolving Line”). Each of the Notes is pari passu in right of payment with each of the other notes. The Company currently has $2,102,778 outstanding on the Revolving Line, after $1,201,602 was exchanged for 12,017 shares of Series B Preferred Stock and 8,585,575 shares of common stock. Additionally, the Company issued warrants to purchase an aggregate of 186,136,207 shares of common stock at a purchase price of $.012463.

On October 19, 2022, the Company terminated its employment agreement with the former CEO of FluidFi, Inc. for cause. The Board of Directors voted to remove the former CEO of FluidFi, Inc. from the Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2022 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

34

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he/she has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Rhett Doolittle	43	January 31, 2020	Chief Executive Officer, Director
Jonathan Brooks	36	January 31, 2020	President, Director
Jeremy Keehn	49	October 21, 2021	Chief Marketing Officer, Director

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Rhett Doolittle, Chairman and CEO. Rhett Doolittle founded two previous private companies that were on the Inc 500 Fastest Growing Companies in the United States with the highest being #18. One of those companies had a 3-year growth rate of 8,416%. Rhett’s history of being President and Founder of previous businesses prepared him to build and run Business Warrior. In the 20+ years that Rhett has built and managed companies, he has always had a passion for helping small businesses. He’s traveled all over the country meeting with hundreds of business owners and marketers where he learned what makes them successful or what he feels attributed to their failure. Today, Rhett leans heavily on those learning experiences from working with business owners as he scales and develops Business Warrior’s growing suite of small business solutions. Since the merger, Rhett has led strategy and management of Business Warrior and all subsidiaries as the Chairman and Chief Executive Officer.

Jonathan Brooks, President and Vice Chairman, Jonathan Brooks, leads revenue growth and operations at Business Warrior. Through his leadership role, the company successfully became public in 2020, tripled their subscriber base in 18 months, and launched several new versions of their software. His results-driven track record led to an improved 2020 annual revenue by 1,331% along with growing the team to over 30 people. Jonathan joined Business Warrior in 2016 after a 10-year career at Cox Communications, where he led teams across the U.S. responsible for over 1 million subscribers. At Cox, he held multiple senior management roles in marketing, business operations and product management. Jonathan’s background with SAAS products gave him the experience needed to scale the company.

Jeremy Keehn, Chief Product Officer, Jeremy Keehn, leads software and product development. Jeremy has over 20 years of experience managing software development teams and creating scalable software solutions for Fortune 500 companies. His experience includes payment portals for AT&T/Verizon, software solutions for Nuvei Payments and operational software for other large payment processors. He is a patent holder in the messaging space, a recipient of the mobile excellence award for innovation, and has driven mobile applications to #1 rank placements in multiple countries. Jeremy’s expertise in high-growth, quick to market software development has also been proven through a number of successful tech start-ups in the San Francisco Bay Area.

Board Composition

Our Company’s Board of Directors (see below) appoints our executive officers. Our directors serve until the earlier occurrence of the election of their respective successors at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors. There exist no family relationships between the listed officers and directors. Certain information regarding the backgrounds of each of our executive officers and directors is set forth below.

•	Rhett Doolittle is the Chairman of the Board
•	Jonathan Brooks is Vice Chairman of the Board
•	Jeremy Keehn serves as a Director of the Board

Term of Office

Directors hold office until the annual meeting of the Corporation’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed.

Family Relationships

The Company has an employment agreement with Jason Doolittle who is the brother of our CEO. He’s paid $12,000 per month plus expenses to build and manage our PayPlan product solution.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or any committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation, or nominating committee. Until these committees are established, the functions of these committees will be performed by our Board of Directors.

Director Independence

We currently have no independent directors, as the term “independent” is defined by the rules of the NYSE American.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the United States Securities and Exchange Commission.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers above have not been involved in any of the following events:

●	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

37

●

being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Ethics. The Company created an employee handbook which contains a section dedicated to rules of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

As of the date of this Registration Statement, there are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided by or contributed to by our company.

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the fiscal year beginning September 1, 2020 and September 1, 2021 and ended August 31, 2021 and 2022.

Name and Principal Position	Year*	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Rhett Doolittle CEO	2021	$102,000	$-	$-	$-	$5,400	$107,400
	2022	$112,000	$-	$207,000	$-	$5,400	$324,400
Jonathan Brooks President	2021	$102,000	$-	$-	$-	$5,400	$107,400
	2022	$108,000	$-	$-	$248,000	$5,400	$361,400
Jeremy Keehn Chief Marketing Officer	2021	$60,000	$-	$-	$-	$-	$60,000
	2022	$170,000	$-	$-	$40,000	$-	$210,000
Cody Cross	2021	$102,000	$-	$-	$6,000	$-	$108,000
	2022	$142,413	$-	$6,000		$5,500	$153,913

*For fiscal year beginning September 1, 2020 and September 1, 2021

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2022, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 465,618,093 common shares were issued and outstanding as of August 31, 2022.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock (3)	Percent of Class
Named Executive Officers and Directors (4)
Rhett Doolittle	3,000,000	<1%	6,975	45%	-
Jonathan Brooks	3,000,000	<1%	6,200	40%	-
Jeremy Keehn	3,090,251	<1%	1,500	10%	-
Cody Cross	1,500,000	<1%	775	5%
All executive officers and directors as a group (five people)	10,590,251	2.3%	15,500	100.0%	-

Other 5% Stockholders
Phoenix Associates, Inc.	26,433,333	5.67%
Tatyana Andreyeva	62,215,455	13.4%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown

(3) Each share of Series A Preferred Stock entitles the holder to a number of votes equal to $.01% of the issued and outstanding shares on the record date on all matters submitted to a vote of the Company’s stockholders. See “Description of Capital Stock” above.

(4) The address for each officer and director is: 455 E Pebble Rd., #230912, Las Vegas, NV

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting, or disposing of our common stock, that acquired control of Titan Iron Ore Corp. when it was a shell company; and

(iv)	Any immediate family member (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons.

Amounts due to related parties were $148,161 and $163,172 as of August 31, 2022 and 2021, respectively. These amounts are considered a current liability.

 Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based upon the above, we currently do not have any independent board members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for the most recently completed fiscal year ended August 31, 2022 and for fiscal year ended August 31, 2021 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Accell	Accell
	Fiscal Year Ended	Fiscal Year Ended
Fee Category	31-Aug-22	31-Aug-21
Audit Fees	$97,750	$-
Audit Related Fees	$-	$-
Tax fees	$-	$-
All Other fees	$-	$-
Total	$97,750	$-

1

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

Before Accell Audit & Compliance, P.A. was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagements.

Our board of directors has considered the nature and amount of fees billed by Accell Audit & Compliance, P.A. and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Accell Audit & Compliance, P.A.’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K

Exhibit Number	Description

3.1(i)*	Articles of Continuance (incorporated by reference to Exhibit 2.1 to the Company’s filing on Form 1-A on November 16, 2020)
3.1(ii)*	Amended and Restated Articles of Incorporation of Business Warrior (incorporated by reference to Exhibit 2.2 to the Company’s Filing on Form 1-A on November 16, 2020)
3.1(iii)*	Designation of the Series B Preferred Stock(incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
3.2(ii)*	Bylaws of Business Warrior Corporation.(incorporated by reference to Exhibit 3.2(ii) to the Company’s Filing on Form S-1 on June 16, 2022)
10.1*	Plan and Agreement of Merger and Reorganization (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.2*	Consulting agreement with Kevin Kading (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.3*	Agreement with Savior Software (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.4*	Development Agreement with Alchemy (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.5*	Agreement with EVRGRN (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.6*	Helix House Membership Interest Purchase Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.7*	Series B Exchange Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.8*	Common Stock Purchase Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.9*	Registration Rights Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: February 14, 2023	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2023	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: February 14, 2023	By:	/s/ Jonathan Brooks
Jonathan Brooks
President and Director

