Form 10-Q
period 2022-11-30
Business Warrior Corp
filed 2023-03-10
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-265471

BUSINESS WARRIOR CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	90-1901168
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 6, 2023, there were 465,618,093 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$175,261	$382,431
Accounts receivable, net	428,572	542,428
Current portion of loans receivable, net	62,816	70,399
Prepaids and other current assets	17,390	16,638
Total current assets	684,039	1,011,896

Loans receivable, non-current, net	163,473	223,219
Right-of-use asset, net	72,061	76,219
Property and equipment, net	212,794	244,633
Goodwill	2,321,667	2,321,667
Total Assets	$3,454,034	$3,877,634

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	1,182,645	1,063,345
Contingent earnout liability	1,250,000	1,250,000
Deferred revenue	5,280	474,977
Current portion of finance lease liability	13,564	18,487
Due to related party	159,147	159,161
Current portion of notes payable	-	-
Current portion of SBA loan	6,577	8,039
Total current liabilities	2,617,213	2,974,009

Line of Credit	1,900,535	-
Finance lease liability, long term	57,164	57,164
Notes payable	60,647	75,000
SBA loan, non-current	141,861	141,861
Total Liabilities	$4,777,420	$3,248,034

Commitments and contingencies (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16

Series B Preferred stock, 100,000 shares authorized; 2,023 and 12,017 shares issued and outstanding at November 30, 2022 and August 31, 2022, respectively	2	12

Series C Preferred stock, 50,000 shares authorized; 50,000 shares issued and outstanding at November 30, 2022 and August 31, 2022	50	50

Common stock, $0.0001 par value; 500,000,000 shares authorized; 465,618,093 shares issued and outstanding as of November 30, 2022 and August 31, 2022	46,562	46,562
Additional paid in capital	10,558,531	11,539,564
Accumulated deficit	(11,928,548)	(10,956,604)
Total stockholders' equity	(1,323,386)	629,600
Total Liabilities and Stockholders' Equity	$3,454,034	$3,877,634

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	November 30,
	2022	2021

Sales	$1,455,742	$452,490

Cost of sales	1,031,441	23,051

Gross profit	424,301	429,439

Operating expenses:
Advertising and promotion	66,244	308,519
Salaries and wages	778,307	313,537
Professional services	101,635	64,280
General and administrative expenses	224,573	336,670
Income (Loss) from operations	(746,458)	(593,567)

Other income (expense):
Interest expense	(273,317)	577
Gain on extinguishment of debt	-	77,500
Other income (expense)	47,831	1,699
Net loss before income taxes	(971,944)	(513,791)
Income taxes	-	-
Net loss	$(971,944)	$(513,791)

Basic and diluted loss per share	$(0.0022)	$(0.0013)

Weighted average shares outstanding - basic and diluted	434,700,005	410,032,902

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	November, 30
	2022	2021
Cash Flows from Operating Activities
Net loss	$(971,944)	$(513,791)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	35,997	14,446
Stock-based compensation	-	29,243
Gain on extinguishment of debt	-	(77,500)
Changes in operating assets and liabilities
Accounts receivable, net	113,856	(422,816)
Prepaids and other current assets	(752)	-
Deferred revenue	(469,697)	-
Accounts payable and accrued liabilities	119,300	(1,042,022)
Net cash from operating activities	(1,173,240)	(2,012,440)

Cash Flows from Investing Activities
Issuance of loans receivable	(1,852)	-
Payments received on loans receivable	69,182	-
Purchase of property and equipment	-	(65,075)
Net cash from investing activities	67,330	(65,075)

Cash Flows from Financing Activities
Net change in related party payables	-	14,258
Net change in notes payable	-	(14,349)
Conversion of preferred stock into debt	(981,043)	-
Proceeds from line of credit	1,900,535	-
Proceeds from issuance of common stock	-	1,760,000
Payments of finance lease liability	(4,923)	(3,281)
Payments of notes payable	(15,815)	(9,000)
Payments of notes payable, related party	(14)	(1,717)
Net cash from financing activities	898,740	1,745,911

Change in cash and cash equivalents	(207,170)	(331,604)

Cash and cash equivalents at beginning of period	382,431	4,251,741

Cash and cash and equivalents at end of period	$175,261	$3,920,137

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	(9,994)	(10)		-	-	-	(981,033)	-	(981,043)

Net loss	-	-	-	-	-	-	-	-	-	(971,944)	(971,944)
											-
Balance November 30, 2022	15,500	$16	2,023	$2	50,000	$50	465,618,093	$46,562	$10,558,531	$(11,928,548)	$(1,323,386)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, August 31, 2021	15,500	$16	-	$-	394,243,067	$39,424	$5,271,880	$(3,365,354)	$1,906,542

Issuance of common stock for services	-	-	-	-	150,000	15	29,228	-	297,565

Issuance of common stock for cash	-	-	-	-	22,075,000	2,207	1,757,793	-	1,757,793

Net loss	-	-	-	-	-	-	-	(513,791)	(513,791)

Balance November 30, 2021	15,500	$16	-	$-	416,468,067	$41,646	$7,058,901	$(3,879,145)	$3,448,110

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

Goodwill—The Company’s goodwill balance of $2.3 million as of November 30, 2022 resulted from the acquisitions of Helix House, LLC and FluidFi, Inc. Helix House, LLC was acquired on March 17, 2022, and FluidFi, Inc. was acquired on June 8, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. After performing a qualitative and quantitative analyses for the acquired companies, the Company recognized approximately $4.0 million in goodwill impairment during the year ended August 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts— Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $459,117 and $0 as of November 30, 2022 and August 31, 2022, respectively.

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

The Company has four main sources of revenue. Helix House is a premium marketing agency that charges monthly service fees and one-time project charges for providing small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. FluidFi Inc, dba Alchemy builds fully customized lending end-to-end lending software solutions for banks, lenders, and financial technology firms. Alchemy charges monthly recurring fees for each client's software-as-a-service as well as contracted work for custom software development. Business Warrior collects revenue for building software lending solutions, and sales and marketing solutions associated with each lending client. Business Warrior Funding collects principal and interest payments for providing business loans to small businesses.

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

    Deferred Revenue

The Company recognized the deposits received from its customers as deferred revenue if the goods or service are associated with a long-term contract. The Company signed a 12-month contract with a client in November of 2021. The total value of that contract was $3,000,000. During the three months ended November 30, 2022, a total of $469,697 of deferred revenue was recognized into sales revenue. As of November 30, 2022 the full $3,000,000 of that contract has been recognized and the Company has $0 deferred revenue remaining.

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

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $66,244 and $308,519 in advertising expenses for the three months ended November 30, 2022 and 2021, respectively.

Cost of Sales — This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

Leases— Under ASC Top 842, “Leases”, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

4. LOANS RECEIVABLE

During the year ended August 31, 2022, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of November 30, 2022, the Company had a loans receivable balance of $286,035. As of August 31, 2022, the Company had a loans receivable balance of $293,618, of which $70,399 are considered current and $223,219 are non-current. The Company has $59,427 recorded as an allowance for doubtful accounts as of November 30, 2022 and August 31, 2022.

Year ending August 31, 2023	$62,816
Year ending August 31, 2024	223,219
$286,035

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	November 30, 2022	August 31, 2022
Software and computer equipment	5 years	$635,555	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		638,515	655,852
Less accumulated depreciation		(425,721)	(411,219)
Total property and equipment, net		$212,794	$244,633

For the three months ended November 30, 2022 and 2021, depreciation expense was $31,839 and $10,288, respectively.

6. LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	November 30, 2022	August 31, 2022
Finance Lease	$94,237	$94,237
Less accumulated depreciation	(22,176)	(18,018)
Finance lease, net	$72,061	$76,219

Depreciation expense was $4,158 for the three months ended November 30, 2022 and 2021.

Finance lease liabilities are summarized below:

	November 30, 2022	August 31, 2022
Finance lease liability	$70,728	$75,651
Less: current portion	(13,564)	(18,487)
Long term portion	$57,164	$57,164

Maturity of lease liabilities are as follows:

November 30, 2022
Year ending August 31, 2023	$16,417
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	78,659
Less imputed interest	(7,931)
PV of payments	$70,728

7. NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000. This note bears interest of 17.97% and matures in February 2024.

The Company made payments of $14,353 to bring the note payable balance to $60,647 for the three months ended November 30, 2022.

8. LINE OF CREDIT

The revolving Line of Credit (LOC) consists of new notes in the principal amount of $901,176 that was paid in cash and the conversion of 9,994 of Preferred B stock into debt. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. Interest only payments start on July 1, 2023 and the LOC has a maturity date of September 30, 2024. As of November 30, 2022, the Company’s principal balance due is $1,900,535.

9. PPP AND SBA LOANS

The Company also entered into a normal SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. On March 16, 2021, the SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. For the three months ended November 30, 2022, the Company made payments of $1,462.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2023	$6,577
Year ending August 31, 2024	8,772
Year ending August 31, 2025	8,772
Year ending August 31, 2026	8,772
Year ending August 31, 2027	8,772
Thereafter	$106,773
$148,438

10. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $159,147 and $159,161 as of November 30, 2022 and August 31, 2022. These amounts are considered a current liability.

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

12. EQUITY

Series A preferred shares

As of November 30, 2022 and August 31, 2022, 15,500 shares were issued and outstanding with a par value of $.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $.001. As of November 30, 2022 and August 31, 2022, the Company has 2,023 and 12,017 Preferred B shares issued and outstanding, respectively. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $.001. As of November 30, 2022 and August 31, 2022, the Company has 50,000 Preferred C shares issued and outstanding. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

13. CONCENTRATIONS

For the three months ended November 30, 2022 and November 30, 2021, the Company had four customers representing 32% of total revenue and one customer representing 56% of total revenue, respectively. For the three months ended November 30, 2022, the Company had four customers representing 61% of total accounts receivable and two customer representing 42% of total accounts receivable as of August 31, 2022.

14. RECLASSIFICATIONS

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

15. INCOME TAXES

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

The provision for Federal income tax consists of the following three months ended November 30:

Federal income taxes attributable to:	2022	2021
Current operations	$212,246	$107,896
Less: valuation allowance	(212,246)	(107,896)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	November 30,	August 31,
	2022	2022
Net operating loss carryover	$1,668,130	$1,455,884
Less: valuation allowance	(1,668,130)	(1,455,884)
Net deferred income taxes	$-	$-

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

16. SUBSEQUENT EVENTS

In January 2023, the Company converted 2,023 shares of Series B preferred stock into debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the audited and unaudited consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of our annual report on Form 10-K titled “Risk Factors”.

Results of Operations

For the Three Months Ended November 30, 2022 and 2021

Revenues

For the three months ended November 30, 2022, and 2021, we had revenues of $1,455,742 and $452,490, respectively. The increase was due to the revenue earned from the two entities that we acquired in 2022 (Alchemy and Helix). Additionally, we entered into a long term contract in November 2021, for which only one month of revenue was earned in the same period in 2021, while two months of revenue were earned in the same period of 2022

Operating Expenses

For the three months ended November 30, 2022, and 2021, we had operating expenses of $1,170,759 and 1,023,006, an increase 14.4%, due to an increase in salaries and wages due to additional staff onboarded in conjunction with the acquisition of Helix and Alchemy. This amount was offset by a decrease in advertising and promotion. There was a decrease in advertising and promotion in the quarter as we focused on building a new product and waiting for that product to be completed before spending significantly on marketing.

Net Loss

Our (Net Loss) for the three months ended November 30, 2022, and 2021, was $(971,944) versus $(513,791) respectively. The difference is attributable to an increase in cost of sales attributed to the new business models in the acquisitions of Helix and Alchemy.

Assets and Liabilities

Our total current assets decreased to $684,039 from $1,011,896 during the three-month period ended November 30, 2022, compared to August 31, 2022. This decrease was due to cash used for operations and decrease in Accounts Receivables collected.

Total current liabilities decreased to $2,617,213 from $2,974,009 during the three-month period ended November 30, 2022, compared to our year end at August 31, 2022. The decrease reflects a decrease in deferred revenue from $474,977 to $5,280.

Net cash from financing activities decreased to $898,740 as of November 30, 2022 as compared to $1,745,911 for the same period in 2021. The decrease was due to a decrease of proceeds from the issuance of Common Stock and the conversion of Preferred Shares to debt, but partially offset by the proceeds from a new Line of Credit.

Liquidity and Capital Resources

Cash used by operating activities

The Company used $1,173,240 in cash from operating activities for the quarter ended November 30, 2022 as compared to a use of $2,012,440 for the quarter ended November 30, 2021. The decrease is due to an improvement in Accounts Receivables and less cash used for Account Payables.

Cash provided by investing activities

Net cash from investing activities was $67,330 for the period ended November 30, 2022, as compared to cash used of $65,075 for the period ended November 30, 2021. The increase in net cash is due to the collection of loan receivables from the small business loans provided by Business Warrior Funding.

Cash provided by financing activities

Net cash from financing activities decreased to $898,740 as of November 30, 2022 as compared to $1,745,911 for the same period in 2021. The decrease was due to the exchange of preferred stock for debt.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

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

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2022 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

In January 2023, the Company converted 2,023 shares of Series B preferred stock into debt.

Item 6. Exhibits.

Exhibit Number	Description

3.1(i)*	Articles of Continuance (incorporated by reference to Exhibit 2.1 to the Company’s filing on Form 1-A on November 16, 2020)
3.1(ii)*	Amended and Restated Articles of Incorporation of Business Warrior (incorporated by reference to Exhibit 2.2 to the Company’s Filing on Form 1-A on November 16, 2020)
3.1(iii)*	Designation of the Series B Preferred Stock(incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
3.2(ii)*	Bylaws of Business Warrior Corporation.(incorporated by reference to Exhibit 3.2(ii) to the Company’s Filing on Form S-1 on June 16, 2022)
10.1*	Plan and Agreement of Merger and Reorganization (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.2*	Consulting agreement with Kevin Kading (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.3*	Agreement with Savior Software (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.4*	Development Agreement with Alchemy (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.5*	Agreement with EVRGRN (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.6*	Helix House Membership Interest Purchase Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.7*	Series B Exchange Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.8*	Common Stock Purchase Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.9*	Registration Rights Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: March 9, 2023	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

