Form 10-Q/A
period 2022-11-30
Business Warrior Corp
filed 2023-05-03
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Documents Incorporated by Reference: None

BUSINESS WARRIOR CORPORATION TABLE OF CONTENTS

2

BUSINESS WARRIOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2022	2022
	(Restated - See Note 3)
Assets
Current assets
Cash and cash equivalents	$175,261	$382,431
Accounts receivable, net	428,572	542,428
Current portion of loans receivable, net	62,816	70,399
Prepaids and other current assets	17,390	16,638
Total current assets	684,039	1,011,896

Loans receivable, non-current, net	163,472	223,219
Right-of-use asset, net	72,061	76,219
Property and equipment, net	212,794	244,633
Goodwill	2,321,667	2,321,667
Total Assets	$3,454,033	$3,877,634

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable and accrued liabilities	1,328,573	1,063,345
Contingent earn-out liability	1,250,000	1,250,000
Deferred revenue	5,280	474,977
Current portion of finance lease liability	13,564	18,487
Due to related party	159,147	159,161
Current portion of SBA loan	6,577	8,039
Total current liabilities	2,763,141	2,974,009

Derivative liability	755,274	-
Line of credit, net	1,163,463	-
Finance lease liability, long term	57,164	57,164
Notes payable	60,647	75,000
SBA loan, non-current	141,861	141,861
Total Liabilities	$4,941,550	$3,248,034

Commitments and contingencies (Note 11)

Stockholders’ Equity /(Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16

Series B Preferred stock, 100,000 shares authorized; 2,023 and 12,017 shares issued and outstanding at November 30, 2022 and August 31, 2022, respectively	2	12

Series C Preferred stock, 50,000 shares authorized; 50,000 shares issued and outstanding at November 30, 2022 and August 31, 2022	50	50

Common stock, $0.0001 par value; 500,000,000 shares authorized; 465,618,093 shares issued and outstanding as of November 30, 2022 and August 31, 2022	46,562	46,562
Additional paid in capital	10,558,531	11,539,564
Accumulated deficit	(12,092,678)	(10,956,604)
Total stockholders’ equity/(deficit)	(1,487,517)	629,600
Total Liabilities and Stockholders’ Equity/(Deficit)	$3,454,033	$3,877,634

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	November 30,
	2022	2021
	(Restated - See Note 3)

Sales	$1,455,742	$452,490

Cost of sales	1,031,441	23,051

Gross profit	424,301	429,439

Operating expenses:
Advertising and promotion	66,246	308,519
Salaries and wages	778,307	313,537
Professional services	101,635	64,280
General and administrative expenses	224,668	336,670
Loss from operations	(746,555)	(593,567)

Other income (expense):
Interest expense, net	(187,889)	577
Gain on extinguishment of debt	-	77,500
Change in fair value of derivative liablity	(94,548)	-
Other income (expense)	38,751	1,699
Net loss before income taxes	(990,242)	(513,791)
Income taxes	-	-
Net loss	(990,242)	(513,791)

Preferred stock dividends	145,833	-
Net loss attributable to common stockholders	(1,136,074)	(513,791)
Basic and diluted loss per share	$(0.0022)	$(0.0013)

Weighted average shares outstanding - basic and diluted	448,406,527	410,032,902

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	(9,994)	(10)	-	-	-	-	(981,033)	-	(981,043)

Deemed divided of Preferred Series C	-	-	-	-	-	-	-	-	-	(145,833)	(145,833)

Net loss (restated - see Note 3)	-	-	-	-	-	-	-	-	-	(990,242)	(990,242)

Balance November 30, 2022	15,500	$16	2,023	$2	50,000	$50	465,618,093	$46,562	$10,558,531	$(12,092,679)	$(1,487,517)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, August 31, 2021	15,500	$16	-	$-	394,243,067	$39,424	$5,271,880	$(3,365,354)	$1,906,542

Issuance of common stock for services	-	-	-	-	150,000	15	29,228	-	297,565

Issuance of common stock for cash	-	-	-	-	22,075,000	2,207	1,757,793	$-	1,757,793

Net loss	-	-	-	-	-	-	-	(513,791)	(513,791)

Balance November 30, 2021	15,500	$16	-	$-	416,468,067	$41,646	$7,058,901	(3,879,145)	$3,448,110

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	November, 30
	2022	2021
	(Restated - See Note 3)

Cash Flows from Operating Activities
Net loss	$(990,242)	$(513,791)

Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	35,997	14,446
Stock-based compensation	-	29,243
Change in fair value of derivative liability	94,548	-
Amortization of debt discount	58,498	-
Gain on extinguishment of debt	-	(77,500)
Changes in operating assets and liabilities
Accounts receivable, net	113,856	(422,816)
Prepaids and other current assets	(752)	-
Deferred revenue	(469,697)	-
Accounts payable and accrued liabilities	119,395	(1,042,022)
Net cash from operating activities	(1,038,397)	(2,012,440)

Cash Flows from Investing Activities
Issuance of loans receivable	(1,852)	-
Payments received on loans receivable	69,182	-
Purchase of property and equipment	-	(65,075)
Net cash from investing activities	67,330	(65,075)

Cash Flows from Financing Activities
Net change in related party payables	-	14,258
Proceeds from line of credit	784,649	-
Proceeds from issuance of common stock	-	1,760,000
Payments of SBA loan	(1,462)	-
Payments of finance lease liability	(4,923)	(3,281)
Payments of notes payable	(14,353)	(23,349)
Payments of notes payable, related party	(14)	(1,717)
Net cash from financing activities	763,897	1,745,911

Change in cash and cash equivalents	(207,170)	(331,604)

Cash and cash equivalents at beginning of period	382,431	4,251,741

Cash and cash and equivalents at end of period	$175,261	$3,920,137

Noncash
Conversion of preferred stock into debt	$981,043	-
Deemed dividends of Series C preferred stock included in Accounts payable and accrued liabilities	145,833
Issuance of warrants	660,726	-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $66,246 and $308,519 in advertising expenses for the three months ended November 30, 2022 and 2021, respectively.

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

3. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of and for the three months ended November 30, 2022 have been restated to properly reflect warrants issued in connection with the line of credit which resulted in a derivative liability. The derivative liability was determined to be approximately $755,274 as of November 30, 2022. Accordingly, the unaudited consolidated financial statements as of and for the three months ended November 30, 2022 have been restated to correctly reflect this change.

The effects of the restatement are as follows:

	November 30, 2022
	As Reported	As Restated

Consolidated Balance Sheets:
Derivative liability	$-	$755,274
Line of credit, net	1,900,535	1,163,464
Debt discount	-
Total Liabilities	4,777,420	4,795,718
Accumulated deficit	(11,928,548)	(12,092,678)
Total stockholders' (deficit)	(1,323,386)	(1,487,517)

	November 30, 2022
	As Reported	As Restated

Consolidated Statements of Operations
Change in fair value of derivative liability	$-	$(94,548)
Other income (expense)	$47,831	$38,751
Net loss	(971,944)	(990,241)
Consolidated Statement of Stockholders' Equity/(Deficit)
Net loss	(971,944)	(990,241)
Accumulated deficit	(11,928,548)	(12,092,678)
Total stockholders' deficit	(1,323,386)	(1,487,517)

Consolidated Statements of Cash Flows
Operating Activities
Net loss	(971,944)	(990,241)
Change in fair value derivative liability	-	94,548
Amortization of debt discount	-	58,498

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

                   As of November 30, 2022, the maturities of loan receivables are as follows:

Year ending August 31, 2023	$62,816
Year ending August 31, 2024	163,472
$226,288

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	November 30, 2022	August 31, 2022
Software and computer equipment	5 years	$635,555	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		638,515	655,852
Less accumulated depreciation		(425,721)	(411,219)
Total property and equipment, net		$212,794	$244,633

For the three months ended November 30, 2022 and 2021, depreciation expense was $31,839 and $10,288, respectively.

7. LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	November 30, 2022	August 31, 2022
Finance lease	$94,237	$94,237
Less accumulated depreciation	(22,176)	(18,018)
Finance lease, net	$72,061	$76,219

Depreciation expense was $4,158 for the three months ended November 30, 2022 and 2021.

Finance lease liabilities are summarized below:

	November 30, 2022	August 31, 2022
Finance lease liability	$70,728	$75,651
Less: current portion	(13,564)	(18,487)
Long term portion	$57,164	$57,164

Maturity of lease liabilities are as follows:

November 30, 2022
Year ending August 31, 2023	$16,417
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	78,659
Less imputed interest	(7,931)
Present value of lease of payments	$70,728

8. NOTES PAYABLE

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

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for an initial closing purchase price of $2,250,000. The closing purchase price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of Helix House, LLC. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones. Based on year to date activity with the Helix House acquisition, Management has estimated the potential earnout liability to be at 50%. As of November 30, 2022 the Company recorded a contingent liability earnout of $1,250,000.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Detachable warrants

Certain promissory notes were issued with detachable warrants which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of November 30, 2022 and the amounts that were reflected in income related to derivatives for the period ended:

	November 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values

Warrant derivatives	84,360,841	$755,274
Total	84,360,841	$755,274

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended November 30, 2022:

For the Three Months Ended
November 30, 2022
Warrant derivatives	$(94,548)
Total	$(94,548)

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0082 - $0.0091	$0.01
Effective contractual conversion rates	$0.0125	$0.0125
Contractual term to maturity	5 years	4.86 years
Market volatility:
Volatility	231.20% - 231.46%	235.90% - 236.58%
Risk-adjusted interest rate	3.84% - 4.14%	3.82%

There were no detachable warrants as of August 31, 2022.

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of November 30, 2022.

November 30, 2022	Period Ended
Balances at beginning of period	$-
Issuances:
Warrant derivatives	660,726
Conversions	-
Warrant exercise	-
Changes in fair value inputs and assumptions reflected in income	94,548
Balances at end of period	$755,274

13. EQUITY

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

Series C preferred shares

As part of the acquisition of FluidFi, Inc., on June 8, 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share of $.001, with a dividend equal to seven percent (7%) per annum of the Original issuance price of $100.  As of November 30, 2022, And August 31, 2022, the Company has 50,000 Preferred C shares issued and outstanding.  As of November 30, 2022, the dividend due was $145,833.

14. CONCENTRATIONS

For the three months ended November 30, 2022 and November 30, 2021, the Company had four customers representing 32% of total revenue and one customer representing 56% of total revenue, respectively. For the three months ended November 30, 2022, the Company had four customers representing 61% of total accounts receivable and two customers representing 42% of total accounts receivable as of August 31, 2022.

15. RECLASSIFICATIONS

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

16. INCOME TAXES

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

The provision for Federal income tax consists of the following three months ended November 30:

Federal income taxes attributable to:	2022	2021
Current operations	$207,951	$107,896
Less: valuation allowance	(207,951)	(107,896)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
Income tax expense (benefit) for the period	-64.3%	21.0%

	November 30,	August 31,
	2022	2022
Net operating loss carryover	$1,663,835	$1,455,884
Less: valuation allowance	(1,663,835)	(1,455,884)
Net deferred income taxes	$-	$-

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

17. SUBSEQUENT EVENTS

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

Results of Operations

For the Three Months Ended November 30, 2022 and 2021

Revenues

For the three months ended November 30, 2022, and 2021, we had revenues of $1,455,742 and $452,490, respectively. The increase was due to the revenue earned from the two entities that we acquired in 2022 (Alchemy and Helix). Additionally, we entered into a long-term contract in November 2021, for which only one month of revenue was earned in the same period in 2021, while two months of revenue were earned in the same period of 2022

Operating Expenses

For the three months ended November 30, 2022, and 2021, we had operating expenses of $1,170,856 and 1,023,006, an increase 14.4%, due to an increase in salaries and wages due to additional staff onboarded in conjunction with the acquisition of Helix and Alchemy. This amount was offset by a decrease in advertising and promotion. There was a decrease in advertising and promotion in the quarter as we focused on building a new product and waiting for that product to be completed before spending significantly on marketing.

Net Loss

Our net loss for the three months ended November 30, 2022, and 2021, was $(990,242) versus $(513,791) respectively. The difference is attributable to an increase in cost of sales attributed to the new business models in the acquisitions of Helix and Alchemy.

Assets and Liabilities

Our total current assets decreased to $684,039 from $1,011,896 during the three-month period ended November 30, 2022, compared to August 31, 2022. This decrease was due to cash used for operations and decrease in Accounts Receivables collected.

Total current liabilities decreased to $2,763,142 from $2,974,009 during the three-month period ended November 30, 2022, compared to our year end at August 31, 2022. The decrease reflects a decrease in deferred revenue from $474,977 to $5,280.

Net cash from financing activities decreased to $763,897 as of November 30, 2022, as compared to $1,745,911 for the same period in 2021. The decrease was due to a decrease of proceeds from the issuance of Common Stock and the conversion of Preferred Shares to debt, but partially offset by the proceeds from a new Line of Credit.

Liquidity and Capital Resources

Cash used by operating activities

The Company used $1,038,397 in cash from operating activities for the quarter ended November 30, 2022, as compared to a use of $2,012,440 for the quarter ended November 30, 2021. The decrease is due to an improvement in Accounts Receivables and less cash used for Account Payables.

3

Cash provided by investing activities

Net cash from investing activities was $67,330 for the period ended November 30, 2022, as compared to cash used of $65,075 for the period ended November 30, 2021. The increase in net cash is due to the collection of loan receivables from the small business loans provided by Business Warrior Funding.

Cash provided by financing activities

Net cash from financing activities decreased to $763,897 as of November 30, 2022, as compared to $1,745,911 for the same period in 2021. The decrease was due to the exchange of preferred stock for debt.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

4

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

5

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: May 3, 2023	By:	/s/ Rhett Doolittle
	Name:	Rhett Doolittle
	Title:	Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

7