Form 10-Q
period 2023-02-28
Business Warrior Corp
filed 2023-05-04
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 27, 2023, there were 465,618,093 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

BUSINESS WARRIOR CORPORATION

2

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$457,780	$382,431
Accounts receivable, net	439,114	542,428
Current portion of loans receivable, net	33,562	70,399
Prepaids and other current assets	9,522	114,896
Total current assets	939,978	1,110,154

Loans receivable, non-current, net	163,472	223,219
Right-of-use asset, net	67,903	76,219
Property and equipment, net	186,395	244,633
Investments, at fair value	105,000	-
Goodwill	2,223,409	2,223,409
Total Assets	$3,686,157	$3,877,634

Liabilities and Stockholders' Equity/(Deficit)
Current liabilities
Accounts payable and accrued liabilities	1,828,102	1,063,345
Contingent earn-out liability	1,250,000	1,250,000
Deferred revenue	18,414	474,977
Current portion of finance lease liability	8,642	18,487
Due to related party	162,290	159,161
Current portion of SBA loan	5,117	8,039
Total current liabilities	3,272,565	2,974,009

Line of credit, net of debt discount $686,451	1,416,661	-
Contingent liability, net of discount $490,380	2,509,620	-
Finance lease liability, long term	47,392	57,164
Derivative liability	514,925	-
Notes payable	46,294	75,000
SBA loan, non-current	141,128	141,861
Total Liabilities	7,948,585	3,248,034

Commitments and contingencies (Note 11)

Stockholders' Equity/(Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16
Series B Preferred stock, 100,000 shares authorized; 0 and 12,017 shares issued and outstanding at February 28, 2023 and August 31, 2022, respectively	-	12
Series C Preferred stock, 50,000 shares authorized; 50,000 shares issued and outstanding at February 28, 2023 and August 31, 2022	50	50
Common stock, $0.0001 par value; 500,000,000 shares authorized; 465,618,093 shares issued and outstanding as of February 28, 2023 and August 31, 2022	46,562	46,562
Additional paid in capital	10,367,375	11,539,564
Accumulated deficit	(14,676,431)	(10,956,604)
Total stockholders' equity/(deficit)	(4,262,428)	629,600
Total Liabilities and Stockholders' Equity/(Deficit)	$3,686,157	$3,877,634

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2023	2022	2023	2022

Sales	$877,281	$736,147	$2,333,023	$1,188,637

Cost of sales	609,208	22,329	1,640,649	45,380

Gross profit	268,073	713,818	692,374	1,143,257

Operating expenses:
Advertising and promotion	26,008	310,505	92,254	619,024
Salaries and wages	611,600	1,072,061	1,389,907	1,385,598
Professional services	139,970	46,498	241,605	167,592
General and administrative expenses	206,342	322,664	431,010	602,520
Loss from operations	(715,847)	(1,037,910)	(1,462,402)	(1,631,477)

Other income (expense):
Interest expense, net	(95,327)	351	(283,216)	(226)
Gain on extinguishment of debt	-	-	-	77,500
Contingent settlement costs	(2,509,620)	-	(2,509,620)	-
Change in fair value of derivative liability	291,214	-	196,666	-
Employee retention credit	316,633	-	316,633	-
Other income (expense)	216,694	(3,273)	255,445	(420)
Net loss before income taxes	(2,496,252)	(1,040,832)	(3,486,494)	(1,554,623)
Income taxes	-	-
Net loss	$(2,496,252)	$(1,040,832)	$(3,486,494)	$(1,554,623)

Preferred stock dividends	87,500	-	233,333	-

Net loss attributable to common stockholders	(2,583,752)	(1,040,832)	(3,719,827)	(1,554,623)

Basic and diluted loss per share	$(0.0055)	$(0.0024)	$(0.0075)	$(0.0037)

Weighted average shares outstanding - basic and diluted	465,618,093	426,027,735	465,618,093	417,986,134

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stocks		Series B Preferred Stocks		Series C Preferred Stocks		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	(9,994)	(10)		-	-	-	(981,033)	-	(981,043)

Deemed dividend of preferred stock Series C	-	-	-	-	-	-	-	-	-	(145,833)	(145,833)

Net loss (restated - see Note 3)	-	-	-	-	-	-	-	-	-	(990,242)	(990,242)

Balance November 30, 2022	15,500	$16	2,023	$2	50,000	$50	465,618,093	$46,562	$10,558,531	$(12,092,679)	$(1,487,518)

Conversion of preferred stock to debt	-	-	(2,023)	(2)	-	-	-	-	(191,156)	-	(191,158)

Deemed dividend of Series C preferred stock	-	-	-	-	-	-	-	-	-	(87,500)	(87,500)

Net loss	-	-	-	-	-	-	-	-	-	(2,496,252)	(2,496,252)
Balance February 28, 2023	15,500	$16	-	-	50,000	$50	465,618,093	$46,562	$10,367,375	$(14,676,431)	$(4,262,428)

	Series A Preferred Stocks		Series B Preferred Stocks		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, August 31, 2021	15,500	$16	-	$-	394,243,067	$39,424	$5,271,880	$(3,365,354)	1,945,966

Issuance of common stock for services	-	-	-	-	150,000	15	29,228	-	29,243

Issuance of common stock for cash	-	-	-	-	22,075,000	2,207	1,757,793	-	1,760,000

Net loss	-	-	-	-	-	-	-	(513,791)	(513,791)

Balance November 30, 2021	15,500	$16	-	$-	416,468,067	$41,646	$7,058,901	$(3,879,145)	$3,221,418

Issuance of common stock for services	-	-	-	-	10,095,469	1,010	717,790	-	718,800

Issuance of common stock for convertible debt	-	-	-	-	792,624	79	39,552	-	39,631

Net loss	-	-	-	-	-		-	(1,040,832)	(1,040,832)

Balance February 28, 2022	15,500	$16	-	-	427,356,160	$42,735	$7,816,243	$(4,919,977)	$2,939,017

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 28,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(3,486,494)	$(1,554,623)

Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	66,554	28,892
Change in fair value of derivative liability	(145,801)	-
Change in goodwill	98,258	-
Amortization of debt discount	160,316	-
Stock-based compensation	-	29,243
Unrealized gain on investments	(105,000)	-
Gain on extinguishment of debt	-	(77,500)
Changes in operating assets and liabilities
Accounts receivable, net	103,315	(5,325)
Prepaids and other current assets	7,116	-
Deferred revenue	(469,697)	1,878,788
Contingent liability, net of discount	2,509,620	-
Accounts payable and accrued liabilities	534,786	(984,729)
Net cash from operating activities	(727,027)	(685,254)

Cash Flows from Investing Activities
Issuance of loans receivable	(1,852)	-
Purchase of property and equipment	-	(160,488)
Payments received on loans receivable	98,436	-
Net cash from investing activities	96,584	(160,488)

Cash Flows from Financing Activities
Net change in related party payables	-	26,207
Payment of finance right of use asset	(9,846)	(8,204)
Proceeds from line of credit, net	744,870	-
Proceeds from issuance of common stock	-	2,478,800
Proceeds from notes payable	-	39,631
Payments of notes payable	(32,361)	(50,238)
Net activity on notes payable, related party	3,128	(3,435)
Net cash from financing activities	705,791	2,482,761

Change in cash and cash equivalents	75,349	1,637,019

Cash and cash equivalents at beginning of period	382,431	4,251,741

Cash and cash and equivalents at end of period	$457,780	$5,888,760

Noncash Investing and Financing Activities
Conversion of preferred stock into debt, net of debt discount	$1,172,189	$-
Deemed dividends of Series C preferred stock	$233,333	$-
Issuance of warrants	$660,726	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Nature of Operations

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

Investments --Effective December 1, 2022, we adopted Accounting Standards Update ("ASU") 2016-01Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $459,117 and $0 as of February 28, 2023 and August 31, 2022, respectively.

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

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $26,008 and $92,254 in advertising expenses for the three months and six months ended February 28, 2023, respectively.

Cost of Sales— This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

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

During the year ended August 31, 2022, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of February 28, 2023, the Company had a loans receivable balance of $197,034. As of February 28, 2023, the Company had a loans receivable balance of $256,781, of which $33,562 are considered current and $162,472 are non-current.

The Company has $59,427 recorded as an allowance for doubtful accounts as of February 28, 2023 and August 31, 2022.

As of February 28, 2023, the maturities of loan receivables are as follows:

Year ending August 31, 2023	$33,562
Year ending August 31, 2024	163,472
$197,034

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	February 28, 2023	August 31, 2022
Software and computer equipment	5 years	$618,399	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		621,359	655,852
Less accumulated depreciation		(434,964)	(411,219)
Total property and equipment, net		$186,395	$244,633

For the three months and six months ended February 28, 2023, depreciation expense was $26,399 and $58,238, respectively.

For the three months and six months ended February 28, 2022, depreciation expense was $7,086 and $20,576, respectively.

6.	LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	February 28, 2023	August 31, 2022
Finance lease	$94,237	$94,237
Less accumulated depreciation	(26,334)	(18,018)
Finance lease, net	$67,903	$76,219

Amortization expense was $4,158 and $8,316 for the three months and six months ended February 28, 2023 and 2022.

Finance lease liabilities are summarized below:

	February 28, 2023	August 31, 2022
Finance lease liability	$65,806	$75,651
Less: current portion	(18,414)	(18,487)
Long term portion	$47,392	$57,164

Maturity of lease liabilities are as follows:

February 28, 2023
Year ending August 31, 2023	$11,495
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	73,737
Less imputed interest	(7,931)
Present value of lease payments	$65,806

7.	NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000. This note bears interest of 17.97% and matures in February 2024.

The Company made payments of $28,706 to bring the note payable balance to $46,294 for the six months ended February 28, 2023.

8.	PPP AND SBA LOANS

The Company also entered into a normal SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. On March 16, 2021, the SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. For the six months ended February 28, 2023, the Company made payments of $4,386.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2023	$4,384
Year ending August 31, 2024	8,772
Year ending August 31, 2025	8,772
Year ending August 31, 2026	8,772
Year ending August 31, 2027	8,772
Thereafter	$106,773
$146,245

9.	RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $162,290 and $159,161 as of February 28, 2023 and August 31, 2022. These amounts are considered a current liability.

10.	LINE OF CREDIT

The revolving Line of Credit (LOC) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. Interest only payments start on July 1, 2023 and the LOC has a maturity date of September 30, 2024. As of February 28, 2023, the Company’s principal balance due is $2,102,778.

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

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for an initial closing purchase price of $2,250,000. The closing purchase price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of Helix House, LLC. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones. Based on year to date activity with the Helix House acquisition, Management has estimated the potential earnout liability to be at 50%. As of February 28, 2023 the Company recorded a contingent liability earnout of $1,250,000.

In November 2021, the Company entered into an agreement with a partner to develop and market a small business funding program. The program (technology) was built and loans were distributed on a pilot basis, but 90% were funded internally by the Company. Due to challenging macroeconomic conditions, the program has been temporarily paused, as securing adequate funding for the small business loans has proven difficult. As per the contract terms, if the Company does not generate a minimum of three million dollars in earnings on the partner’s behalf by December 31, 2023, a penalty equal to the difference between the total amount earned and three million dollars will be triggered. This penalty would be payable by the Company to the partner by March 1, 2024.

During the second quarter of fiscal 2023, the Company determined that the three-million-dollar penalty would occur. As of the date of these financial statements, the Company is actively exploring potential solutions to assist the partner in achieving the three-million-dollar target, including the possibility of resuming the program once macroeconomic conditions improve. This may involve negotiating an extension and amending the current agreement to extend the terms. The ultimate outcome of these negotiations cannot be determined at this time. Accordingly, a contingent liability of three million dollars, discounted to present value at an imputed interest rate of 17.97%, has been recognized in the financial statements. The Company will continue to assess this contingency and will update the financial statements accordingly as new information becomes available.

12.	EQUITY

Series A preferred shares

As of November 30, 2022 and August 31, 2022, 15,500 shares were issued and outstanding with a par value of $0.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $0.001. As of February 28, 2023 there are no Series B shares issued and outstanding.

Series C preferred shares

As part of the acquisition of FluidFi, Inc., on June 8, 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $0.001, with a dividend equal to seven percent (7%) per annum of the Original issuance of $100. As of February 28, 2023 and August 31, 2022, the Company has 50,000 Preferred C shares issued and outstanding. As of February 28, 2023, the dividend due was $233,333.

Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

The Company is disputing the issuance of Series C preferred shares and the related ongoing dividend payments. The dispute stems from issues that arose after the closing of the acquisition of FluidFi, Inc. The Company believes that these amounts will be offset against outstanding obligations owed to it by the previous owners of FluidFi. As a result of this dispute, the Company has classified these dividend payments as a liability in the financial statements. The ultimate resolution of this matter may impact the Company's financial position and results, but the outcome remains uncertain at this time.

13.	CONCENTRATIONS

For the three months ended February 28, 2023, the Company did not have any one customer representing more than 15% of total revenue for the period. This was a significant change compared to the three months ended November 30, 2022, the Company had one customer that represented over 95% of total revenue for the period. As of February 28, 2023, the Company had eight customers representing 90% of total accounts receivable and two customers representing 36% of total accounts receivable. For the period ended November 30, 2022, the Company had one customer that represented 17% of total accounts receivable and two customers representing 30% of total accounts receivable.

14.	DERIVATIVES

Detachable warrants

Certain promissory notes were issued with detachable warrants which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of February 28, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	February 28, 2023
The financings giving rise to derivative financial instruments	Indexed	Fair
	Shares	Values
Warrant Derivatives	84,360,841	$514,925
Total	84,360,841	$514,925

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended February 28, 2023:

For the Three Months Ended
February 28, 2023
Warrant derivatives	$291,214
Total	$291,214

For the Six Months Ended
February 28, 2023
Warrant derivatives	$196,666
Total	$196,666

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0063 - $0.0091	$0.0062
Effective contractual conversion rates	$0.0125	$0.0125
Contractual term to maturity	5 years	4.64 years

Market volatility:
Volatility	231.20% - 233.87%	227.89% - 234.20%
Risk-adjusted interest rate	3.84% - 4.18%	4.18%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of February 28, 2023.

Period Ended
February 28, 2023
Balances at beginning of period	$-
Issuances:
Warrant derivatives	711,591
Conversions	-
Warrant exercise	-
Changes in fair value inputs and assumptions reflected in income	(196,666)
Balances at end of period	$514,925
There were no detachable warrants as of August 31, 2022.

15.	RECLASSIFICATIONS

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

The provision for Federal income tax consists of the following six months ended February 28:

	For the three months ended February 28,		For the six months ended February 28,
Federal income taxes attributable to:	2023	2022	2023	2022
Current operations	$524,213	$218,575	$732,164	$326,471
Less: valuation allowance	(524,213)	(218,575)	(732,164)	(326,471)
Net provision for federal income taxes	$-	$-	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	For the three months ended February 28,		For the six months ended February 28,
	2023	2022	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Income tax expense (benefit) for the period	21.0%	0	21.0%	0

	February 28,	August 31,
	2023	2022
Net operating loss carryover	$2,188,048	$1,455,884
Less: valuation allowance	(2,188,048)	(1,455,884)
Net deferred income taxes	$-	$-

The Company files income tax returns for federal purposes and in many states.  The Company’s tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings related.  The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed.

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

Results of Operations

For the Three Months Ended February 28, 2023 and 2022

Revenues

For the three months ended February 28, 2023, and 2022, we had revenues of $877,281 and $736,147, respectively. The increase was due to the new business model created after combining the businesses of the two entities that we acquired in 2022 (Alchemy and Helix).

Operating Expenses

For the three months ended February 28, 2023, and 2022, we had operating expenses of $983,920 and $1,751,728, a decrease of 43.7%, due to a decrease of $460,461 in salaries and wages, $116,322 in General and Administrative expenses, and $284,497 in advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions and no employee performance bonuses paid this year. This was offset by an increase in professional services of $93,472 due to an increase in attorney and accounting fees.

Net Loss

Our Net income (Loss) for the three months ended February 28, 2023, and 2022, was $(2,496,252) versus $(1,040,832) respectively. The decrease is attributable to a contingent settlement of $(2,509,620) for a pending liability that would be due in March of 2024. The Company is working on ways to restructure that agreement that will reduce the probability of the liability taking affect and/or an extension on the term that will give the Company the opportunity to eliminate the liability completely. Overall, without the contingent settlement, in a year over year comparison, the Company had a 19.2% increase in sales, a 43.8% decrease in operating expenses and an increase in other income resulting in the net improvement of $1,054,200 compared to the same period last year.

Assets and Liabilities

Our total current assets decreased to $939,978 from $1,011,896 for the period ended February 28, 2023, compared to August 31, 2022. This majority of the decrease was due to a decrease in Accounts Receivables collected, but slightly offset by an increase in cash.

Total current liabilities increased to $3,275,926 from $2,974,009 during the three-month period ended February 28, 2023, compared to our year end at August 31, 2022. The increase reflects an increase in accounts payable and accrued liabilities to $1,831,463 compared to $1,063,345 on August 31, 2022, but offset by a decrease of $469,697 in deferred revenue.

Total liabilities increased to $7,948,584 for the period ended February 28, 2023, compared to $3,248,034 for the period ended August 31, 2022. The increase is due to a line of credit for $1,416,661, a contingent liability recorded for $2,509,620, and a non-cash derivative liability for $514,925. As mentioned above, the Company believes they will be able to greatly reduce the contingent liability.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activity was $(727,027) for the quarter ended February 28, 2023 compared to $(685,254) for the quarter ended February 28, 2022. The decrease is due to a decrease in deferred revenue, an increase in a contingency liability, and increase in accounts payable and accrued liabilities.

3

Cash provided by investing activities

Net cash from investing activities was $96,584 for the period ended February 28, 2023, as compared to net cash of $(160,488) for the period ended February 28, 2022. The increase in net cash is due to the collection of loan receivables from the small business loans provided by Business Warrior Funding and the reduction of a property lease in the current period.

Cash provided by financing activities

Net cash from financing activities decreased to $705,791 as of February 28, 2023 as compared to $2,482,761 for the same period in 2022. The decrease was due to a decrease of proceeds from the issuance of Common Stock and the conversion of Preferred Shares to debt, but partially offset by the proceeds from a new Line of Credit.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

For the Six Months Months Ended February 28, 2023 and 2022

Revenues

For the six months ended February 28, 2023, and 2022, we had revenues of 2,333,023 and $1,188,637, respectively. The increase was due to the new business model created after combining the businesses of the two entities that we acquired in 2022 (Alchemy and Helix).

Operating Expenses

For the six months ended February 28, 2023, and 2022, we had operating expenses of $1,462,402 and $1,631,477, a decrease of 10.4%, due to a decrease in salaries and wages, General and Administrative expenses, and advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions and no employee performance bonuses paid this year. This was offset by an increase in professional services of $74,013 due to an increase in attorney and accounting fees.

Net Loss

Our Net income (Loss) for the six months ended February 28, 2023, and 2022, was $(3,486,494) versus $(1,554,623) respectively. The decrease is attributable to a contingent settlement of $(2,509,620) for a pending liability that would be due in March of 2024. The Company is working on ways to restructure that agreement that will reduce the probability of the liability taking affect and/or an extension on the term that will give the Company the opportunity to eliminate the liability completely. Overall, without the contingent settlement, in a year over year comparison, the Company had a 92.2% increase in sales, a 10.4% decrease in operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

5

Item 6. Exhibits.

Exhibit Number	Description

3.1(i)*	Articles of Continuance (incorporated by reference to Exhibit 2.1 to the Company’s filing on Form 1-A on November 16, 2020)
3.1(ii)*	Amended and Restated Articles of Incorporation of Business Warrior (incorporated by reference to Exhibit 2.2 to the Company’s Filing on Form 1-A on November 16, 2020)
3.1(iii)*	Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
3.2(ii)*	Bylaws of Business Warrior Corporation (incorporated by reference to Exhibit 3.2(ii) to the Company’s Filing on Form S-1 on June 16, 2022)
10.1*	Plan and Agreement of Merger and Reorganization (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.2*	Consulting agreement with Kevin Kading (incorporated by reference to Exhibit 6.1 to the Company’s filing on Form 1-A on November 16, 2020)
10.3*	Agreement with Savior Software (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.4*	Development Agreement with Alchemy (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.5*	Agreement with EVRGRN (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.6*	Helix House Membership Interest Purchase Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.7*	Series B Exchange Agreement (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.8*	Common Stock Purchase Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
10.9*	Registration Rights Agreement (Keystone) (incorporated by reference to Exhibit 3.1(iii) to the Company’s Filing on Form S-1 on June 8, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously Filed
**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

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