Form 10-Q
period 2023-05-31
Business Warrior Corp
filed 2023-07-17
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 12, 2023, there were 465,618,093 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

BUSINESS WARRIOR CORPORATION

2

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$360,155	$382,431
Accounts receivable, net	377,850	542,428
Current portion of loans receivable, net	33,562	70,399
Prepaids and other current assets	7,198	16,638
Total current assets	778,765	1,011,896

Loans receivable, non-current, net	130,580	223,219
Right-of-use asset, net	63,745	76,219
Property and equipment, net	153,465	244,633
Investments, at fair value	70,000	-
Intangible assets, net	693,995	-
Goodwill	1,103,546	2,321,667
Total Assets	$2,994,096	$3,877,634

Liabilities and Stockholders' Equity/(Deficit)
Current liabilities
Accounts payable and accrued liabilities	1,889,583	1,063,345
Contingent earnout liability	935,137	1,250,000
Deferred revenue	5,280	474,977
Current portion of finance lease liability	3,719	18,487
Due to related party	161,474	159,161
Current portion of note payable	14,353	-
Current portion of SBA loan	1,460	8,039
Total current liabilities	3,011,006	2,974,009

Line of Credit, net of debt discount $579,881	1,523,231	-
Contingent liability, net of discount $490,380	2,509,620	-
Finance lease liability, long term	57,164	57,164
Derivative Liability	332,854	-
Note payable	17,588	75,000
SBA loan, non-current	141,861	141,861
Total Liabilities	$7,593,324	$3,248,034

Commitments and contingencies (Note 12)

Stockholders' Equity/(Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16
Series B Preferred stock, 100,000 shares authorized; 0 and 12,017 shares issued and outstanding at May 31, 2023 and August 31, 2022, respectively	-	12

Series C Preferred stock, 50,000 shares authorized; 50,000 shares issued and outstanding at May 31, 2023 and August 31, 2022	50	50
Common stock, $0.0001 par value; 500,000,000 shares authorized; 465,618,093 shares issued and outstanding as of May 31, 2023 and August 31, 2022	46,562	46,562
Additional paid in capital	10,367,375	11,539,564
Accumulated deficit	(15,013,231)	(10,956,604)
Total stockholders' equity/(deficit)	(4,599,228)	629,600
Total Liabilities and Stockholders' Equity/(Deficit)	$2,994,096	$3,877,634

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2023	2022	2023	2022

Sales	$910,719	$1,227,007	$3,243,742	$2,415,644

Cost of sales	647,563	227,933	2,288,212	274,573

Gross profit	263,156	999,074	955,530	2,141,071

Operating expenses:
Advertising and promotion	21,419	235,121	113,673	701,204
Salaries and wages	344,055	751,612	1,733,962	2,128,587
Professional services	193,661	73,002	435,266	183,780
General and administrative expenses	228,797	394,775	659,807	1,215,522
Loss from operations	(524,776)	(455,436)	(1,987,178)	(2,088,022)

Other income (expense):
Interest expense, net	(100,204)	(1,635)	(383,420)	(1,860)
Gain on extinguishment of debt	-	-	-	77,500
Contingent settlement costs	-	-	(2,509,620)	-
Goodwill impairment	(98,258)	-	(98,258)	-
Change in fair value of derivative liability	182,071	-	378,737	-
Employee retention credit	313,276	-	629,909	-
Other income (expense)	(21,409)	30,369	234,036	31,057
Net loss before income taxes	(249,300)	(426,702)	(3,735,794)	(1,981,325)
Income taxes	-	-	-	-
Net loss	$(249,300)	$(426,702)	$(3,735,794)	$(1,981,325)

Preferred stock dividends	87,500	-	320,833	-

Net loss attributable to common stockholders	(336,800)	(426,702)	(4,056,627)	(1,981,325)

Basic and diluted loss per share	$(0.0005)	$(0.0010)	$(0.0080)	$(0.0047)

Weighted average shares outstanding - basic and diluted	465,618,093	445,632,197	465,618,093	419,829,608

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017		$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	(9,994)		(10)		-	-	-	(981,033)	-	(981,043)

Deemed dividend of Series C preferred stock	-	-	-		-	-	-	-	-	-	(145,833)	(145,833)

Net loss	-	-	-		-	-	-	-	-	-	(990,242)	(990,242)

Balance November 30, 2022	15,500	$16	2,023	$	$2	50,000	$50	465,618,093	$46,562	$10,558,531	$(12,092,679)	$(1,487,518)

Conversion of preferred stock to debt			(2,023)		(2)	-	-	-	-	(191,156)	-	(191,158)

Deemed dividend of Series C preferred stock	-	-	-		-	-	-	-	-	-	(87,500)	(87,500)

Net loss	-	-	-		-	-	-	-	-	-	(2,496,252)	(2,496,252)

Balance February 28, 2023	15,500	$16	-		-	50,000	$50	465,618,093	$46,562	10,367,375	$(14,676,431)	$(4,262,428)

Deemed dividend of Series C preferred stock	-	-	-		-	-	-	-	-	-	(87,500)	(87,500)

Net loss	-	-	-		-	-	-	-	-	-	(249,300)	(249,300)

Balance May 31, 2023	15,500	$16	-		-	50,000	$50	465,618,093	$46,562	$10,367,375	$(15,013,231)	$(4,599,228)

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, August 31, 2021	15,500	$16	-	$-	394,242,067	$39,425	$5,271,880	$(3,365,354)	$1,945,967

Issuance of common stock for services	-	-	-	-	150,000	15	29,228	-	29,243

Issuance of common stock for cash	-	-	-	-	22,075,000	2,207	1,757,793	-	1,760,000

Net loss	-	-	-	-	-	-	-	(513,791)	(513,791)

Balance November 30, 2021	15,500	$16	-	$-	416,467,067	$41,647	$7,058,901	$(3,879,145)	$3,221,419

Issuance of common stock for services	-	-	-	-	10,095,469	1,010	717,790	-	718,800

Issuance of common stock for convertible debt	-	-	-	-	792,624	79	39,552	-	39,631

Net loss	-	-	-	-	-	-	-	(1,040,832)	(1,040,832)

Balance February 28, 2022	15,500	$16	-	$-	427,355,160	$42,736	$7,816,243	$(4,919,977)	$2,939,018

Issuance of common stock for services	-	-	-	-	3,102,664	310	184,332	-	184,642

Issuance of Series B preferred stock	-	-	9,994	10	-	-	-	-	10

Cash payout associated with Helix House acquisition	-	-	-	-	-	-	1,200,000	-	1,200,000

Issuance of common stock for Helix House acquisition	-	-	-	-	18,004,115	1,800	1,048,200	-	1,050,000

Issuance of common stock for settlement agreement	-	-	-	-	7,500,000	750	224,250	-	225,000

Issuance of common stock for cash	-	-	-	-	853,713	84	5,916	-	6,000

Cancellation of common shares issues	-	-	-	-	(12,491,967)	(1,249)	(998,108)	-	(999,357)

Adjustment as a result of cancellation of shares	-	-	-	-	-	-	133,873	-	133,873

Issuance of common stock for convertible debt	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(426,702)	(426,702)

Balance May 31, 2022	15,500	$16	9,994	$10	444,323,685	$44,431	$9,614,706	$5,346,678	$4,312,485

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(3,735,794)	$(1,981,324)

Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	214,647	51,631
Change in fair value of derivative liability	(327,872)	-
Goodwill impairment	98,258	-
Amortization of debt discount	266,886	-
Stock-based compensation	-	932,685
Unrealized gain on investments	(70,000)	-
Gain on extinguishment of debt	-	(77,500)
Changes in operating assets and liabilities
Accounts receivable, net	164,579	(199,302)
Other assets	-	(12,000)
Prepaids and other current assets	9,440	(583,936)
Deferred revenue	(469,697)	1,174,242
Contingent liability, net of discount	2,194,757	224,727
Accounts payable and accrued liabilities	505,405	(1,580,805)
Net cash from operating activities	(1,149,391)	(2,051,582)

Cash Flows from Investing Activities
Net cash paid from acquisition	-	(456,063)
Issuance of loans receivable	(1,852)	-
Purchase of property and equipment	-	(254,724)
Payments received on loans receivable	131,328	-
Acquired intangible assets as part of the Helix House acquisition	314,863	-
Net cash from investing activities	444,339	(710,787)

Cash Flows from Financing Activities
Net change in related party payables	-	(8,725)
Payment of finance right of use liability	(14,768)	(12,474)
Proceeds from line of credit, net	744,870	-
Proceeds from issuance of common stock	-	1,766,000
Payments of notes payable	(49,638)	(150,238)
Proceeds (payments) of notes payable, related party	2,312	(5,131)

Net cash from financing activities	682,775	1,589,432

Change in cash and cash equivalents	(22,276)	(1,172,937)

Cash and cash equivalents at beginning of period	382,431	4,251,741

Cash and cash and equivalents at end of period	$360,155	$3,078,804

Noncash Investing and Financing Activities
Issuance of preferred stock	$-	$10
Stock issued for convertible debt	$-	$225,000
Conmon shares retired in exchange of preferred stock	$-	$(999,357)
Conversion of preferred stock into debt, net of debt discount	$1,172,189	$-
Deemed dividends of Series C preferred stock	$320,833	$-
Issuance of warrants	$660,726	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$2,640
Cash paid for income taxes	$-	$-

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

Nature of Operations— Business Warrior has three divisions of the company: Helix House, LLC, Alchemy Technologies, and Business Warrior. Helix House is a premium marketing agency that provides small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. Alchemy builds and manages lending software technology for enterprise businesses which are fully customized for each client. Through the combination of services from Helix House and Alchemy, Business Warrior offers a full-service lending as a service solution known as PayPlan: a comprehensive lending software platform that includes marketing services to drive applicants for lenders and merchants.

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

Intangible Assets— Certain intangible assets arose from the acquisition of Helix House, LLC on March 16, 2022 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives:

Estimated
Asset	Useful Life
Customer Relationships	8
Trademarks	Indefinite
Non-Compete Agreements	2

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

Goodwill—The Company’s goodwill balance of $1.1 million as of May 31, 2023 resulted from the acquisitions of Helix House, LLC. Helix House, LLC was acquired on March 17, 2022, and FluidFi, Inc. was acquired on June 8, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. After performing qualitative and quantitative analyses for the acquired companies, the Company recognized approximately $4.0 million in goodwill impairment related to FluidFi, Inc. during the year ended August 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $459,117 and $0 as of May 31, 2023 and August 31, 2022, respectively.

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

The Company has four main sources of revenue. Helix House is a premium marketing agency that charges monthly service fees and one-time project charges for providing small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. FluidFi Inc, dba Alchemy builds fully customized lending end-to-end lending software solutions for banks, lenders, and financial technology firms. Alchemy charges monthly recurring fees for each client's software-as-a-service as well as contracted work for custom software development. Business Warrior collects revenue for; building software lending solutions, PayPlan’s software-as-a-service as a monthly recurring fee, and sales and marketing solutions associated with each lending client. Business Warrior Funding collects principal and interest payments for providing business loans to small businesses.

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

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $21,419 and $113,673 in advertising expenses for the three months and nine months ended May 31, 2023, respectively. For the three and nine months ended May 31, 2022, the Company had advertising expenses of $235,121 and $701,204, respectively.

Cost of Sales— This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, employee and independent contractor labor associated with servicing each client, software development fees, and data fees for our software subscribers.

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

4. LOANS RECEIVABLE

During the year ended August 31, 2022, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of May 31, 2023, the Company had a net loans receivable balance of $164,162, of which $33,562 are considered current and $130,580 are non-current. As of August 31, 2022, the Company had a net loans receivable balance of $293,618, of which $70,399 were considered current and $223,219 was considered non-current.

The Company has $59,427 recorded as an allowance for doubtful accounts as of May 31, 2023 and August 31, 2022.

Year ending August 31, 2023	$33,562
Year ending August 31, 2024	130,580
$164,142

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	May 31, 2023	August 31, 2022
Software and computer equipment	5 years	$594,284	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		597,244	655,852
Less accumulated depreciation		(443,779)	(411,219)
Total property and equipment, net		$153,465	$244,633

For the three months and nine months ended May 31, 2023, depreciation expense was $8,815 and $32,560, respectively.

For the three months and nine months ended May 31, 2022, depreciation expense was $18,581 and $39,157, respectively.

6. INTANGIBLE ASSETS

	May 31,	May 31,
	2023	2022
Customer relationships	$375,000	$-
Trademarks	340,000	-
Non-compete agreements	90,000	-
Less: accumulated amortization	(111,005)	-
Intangible assets - net	$693,995	$-

The Company recently finalized the purchase accounting for the Helix House, LLC Acquisition as described further in Note 13. As a result, the intangible assets (i.e. customer relationships, trademarks, non-compete agreements) arose from the acquisition. The Company is amortizing these intangibles over their respective remaining useful lives. The Company is recording amortization expense in the amount of $111,005 for the year ended May 31, 2023. Of the $111,005 in amortization expense, $19,130 relates to the period from acquisition to May 31, 2022 and is being treated as a change in accounting estimate. The remaining $91,875 is the expense related to the year ended May 31, 2023.

7. LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	May 31, 2023	August 31, 2022
Finance Lease	$94,237	$94,237
Less accumulated amortization	(30,492)	(18,018)
Finance lease, net	$63,745	$76,219

Amortization expense was $4,158 and $12,474 for the three months and nine months ended May 31, 2023 and 2022.

Finance lease liabilities are summarized below:

	May 31, 2023	August 31, 2022
Finance lease liability	$60,883	$75,651
Less: current portion	(3,719)	(18,487)
Long term portion	$57,164	$57,164

Maturity of lease liabilities are as follows:

May 31, 2023
Year ending August 31, 2023	$6,572
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	68,814
Less imputed interest	(7,931)
PV of payments	$60,883

8. NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000. This note bears interest of 17.97% and matures in February 2024.

The Company made payments of $43,059 to bring the note payable balance to $31,941 as of May 31, 2023.

9. PPP AND SBA LOANS

The Company also entered into a normal SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. On March 16, 2021, the SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. For the nine months ended May 31, 2023, the Company made payments of $6,579.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2023	$1,460
Year ending August 31, 2024	8,772
Year ending August 31, 2025	8,772
Year ending August 31, 2026	8,772
Year ending August 31, 2027	8,772
Thereafter	$106,773
$143,321

10. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $161,474 and $159,161 as of May 31, 2023 and August 31, 2022. These amounts are considered a current liability.

11. LINE OF CREDIT

The revolving line of credit (“LOC”) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. Interest only payments start on July 1, 2023, and the LOC has a maturity date of September 30, 2024. As of May 31, 2023, the Company’s principal balance due is $2,103,112, and the debt discount is $579,881.

12. COMMITMENTSAND CONTINGENCIES

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

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for an initial closing purchase price of $2,250,000. The closing purchase price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of Helix House, LLC. The earn-out potential is up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s Common Stock for the 20 trading days following the achievement of the revenue milestones. Based on year-to-date activity with the Helix House acquisition, Management has estimated the potential earnout liability to be at 50%. As of May 31, 2023 the Company recorded a contingent liability earnout of $1,250,000.

In November 2021, the Company entered into an agreement with a partner to develop and market a small business funding program. The program (technology) was built, and loans were distributed on a pilot basis, but 90% were funded internally by the Company. Due to challenging macroeconomic conditions, the program has been temporarily paused, as securing adequate funding for the small business loans has proven difficult. As per the contract terms, if the Company does not generate a minimum of three million dollars in earnings on the partner’s behalf by December 31, 2023, a penalty equal to the difference between the total amount earned and three million dollars will be triggered. This penalty would be payable by the Company to the partner by March 1, 2024.

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

13. BUSINESS ACQUISITIONS

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

The preliminary fair value estimates of the assets acquired and liabilities assumed are the following:

Consideration:
Cash	$1,200,000
Contingent earnout liability	1,250,000
Common stock	1,050,000
Total consideration	$3,500,000

Assets acquired:
Cash	$60,085
Accounts receivable	10,000
Other assets	18,805
Goodwill	3,444,110
Total assets acquired	$3,533,000
Deferred revenue	33,000
Total liabilities	33,000
Total purchase consideration	$3,500,000

The initial goodwill calculated for the Helix House acquisition was $3,444,110.  The Company recorded a loss on goodwill impairment in the amount of $1,122,442 for the year ended August 31, 2022. For the nine months ended May 31, 2023, the Company recorded a loss on goodwill impairment of $98,258.

The Company obtained a final fair value estimate of the assets acquired and liabilities assumed within the respective measurement period, as mentioned in Note 6. The revised purchase price allocation is as follows:

Consideration:
Cash	$1,200,000
Contingent earnout liability	935,137
Common stock	1,050,000
Total consideration	$3,185,137

Assets acquired:
Cash	$60,085
Accounts receivable	10,000
Intangible Assets	805,000
Other assets	29,158
Goodwill	2,313,894
Total assets acquired	$3,218,137
Deferred revenue	33,000
Total liabilities	33,000
Total purchase consideration	$3,185,137

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

14. EQUITY

Series A preferred shares

As of May 31, 2023 and August 31, 2022, 15,500 shares were issued and outstanding with a par value of $.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $.001. As of May 31, 2023 and August 31, 2022, the Company has 0 and 12,017 Preferred B shares issued and outstanding, respectively. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

As part of the acquisition of FluidFi, Inc., on June 8, 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $.001, with a dividend equal to seven percent (7%) per annum of the Original issuance of $100. As of May 31, 2023 and August 31,2022, the Company has 50,000 Preferred C shares issued and outstanding. As of May 31, 2023, the dividend due was $320,833.

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

15. CONCENTRATIONS

For the three and nine months ended May 31, 2023, the Company did not have any one customer representing more than 15% of total revenue for the period. For the three months ended May 31, 2022, the Company had no customers representing more than 15% of total revenue. The Company had two customers representing 74% of total revenue for the nine months ended May 31, 2022. The Company had nine customers representing 74% of total accounts receivable as of May 31, 2023. For the period ended August 31, 2022, the Company had one customer that represented 17% of total accounts receivable and two customers representing 30% of total accounts receivable.

16. DERIVATIVES

Detachable warrants

Certain promissory notes were issued with detachable warrants which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of May 31, 2023, and the amounts that were reflected in income related to derivatives for the period ended:

	May 31, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Warrant Derivatives	84,360,841	$332,854
Total	84,360,841	$332,854

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended May 31, 2023:

For the Three Months Ended
May 31, 2023
Warrant derivatives	$182,071
Total	$182,071

For the Nine Months Ended
May 31, 2023
Warrant derivatives	$378,737
Total	$378,737

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

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of May 31, 2023.

Period Ended
May 31, 2023
Balances at beginning of period	$-
Issuances:
Warrant derivatives	711,591
Conversions	-
Warrant exercise	-
Changes in fair value inputs and assumptions reflected in income	(378,737)
Balances at end of period	$332,854

There were no detachable warrants as of August 31, 2022.

17. RECLASSIFICATIONS

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

18. INCOME TAXES

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

The provision for Federal income tax consists of the following nine months ended May 31:

	For the nine months ended May 31,
Federal income taxes attributable to:	2023	2022
Current operations	$(784,517)	$(416,078)
Less: valuation allowance	784,517	416,078
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	For the nine months ended May 31,
	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	-0.6%	-
Income tax expense (benefit) for the period	20.4%	21.0%

	May 31,	August 31,
	2023	2022
Net operating loss carryover	$2,240,401	$1,455,884
Less: valuation allowance	(2,240,401)	(1,455,884)
Net deferred income taxes	$-	$-

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

Results of Operations

For the Three Months Ended May 31, 2023 and 2022

Revenues

For the three months ended May 31, 2023, and 2022, we had revenues of $910,719 and $1,227,007 respectively. The decrease was due to $704,545 of revenue accrued in the prior year from one client on a 12-month contract that expired in December of 2022, so $0 was represented in the current period. That decrease was offset by an increase in revenue from the Helix subsidiary and revenue generated from our second acquisition (FluidFi) last year that revenue in the current period, but non reflected in the period ending May 31, 2022. Lastly, the quarterly revenue of $910,719 reflects a 3.8% revenue growth compared to the previous quarter ending February 28, 2023.

Operating Expenses

For the three months ended May 31, 2023, and 2022, we had operating expenses of $787,932 and $1,454,510, a decrease of 46%, due to a decrease of $407,557 in salaries and wages, $276,983 in General and Administrative expenses, and $213,702 in advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions, cost cutting measures, and a reduction in Company marketing while we focused on building and releasing our new product (PayPlan). This was offset by an increase in professional services of $120,659 due to an increase in attorney and accounting fees.

Net Loss

Our Net income (Loss) for the three months ended May 31, 2023, and 2022, was $(249,300) versus $(426,702) respectively. The decrease is attributable to a decrease in our loss from operations of $41,665, a positive change in the fair value of our derivative liability of $182,071, and revenue generated from an Employee Retention Tax Credit of $313,276.

Assets and Liabilities

Our total current assets decreased to $778,765 from $1,011,896 for the period ended May 31, 2023, compared to August 31, 2022. This majority of the decrease was due to an increase in Accounts Receivables collected.

Total current liabilities increased to $3,011,006 from $2,974,009 during the three-month period ended May 31, 2023, compared to our year end at August 31, 2022. The increase reflects an increase in accounts payable and accrued liabilities to $1,889,583 compared to $1,063,345 on August 31, 2022, but offset by a decrease of $469,697 in deferred revenue.

Total liabilities increased to $7,593,324 for the period ended May 31, 2023, compared to $3,248,034 for the period ended August 31, 2022. The increase is due to a line of credit for $1,523,231, a contingent liability recorded for $2,509,620, and a non-cash derivative liability for $332,854. As mentioned above, the Company believes they will be able to greatly reduce the contingent liability.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activities was $(1,149,391) for the nine months ended May 31, 2023 compared to $(2,051,582) for the nine months ended May 31, 2022. The increase is due to increases in: depreciation and amortization, change in goodwill, amortization of debt discount, accounts receivable, prepaids and other assets, a contingent liability of $2,509,620, and accounts payable and accrued liabilities. This was partially offset by no stock-based compensation in the period and a decrease in deferred revenue.

3

Cash provided by investing activities

Net cash from investing activities was $444,339 for the nine-month period ended May 31, 2023, as compared to net cash of $(710,787) for the same period the previous year ended May 31, 2022. The majority of the increase in net cash from investing activities is due to the fair estimates of the purchase price of the Helix House acquisition related to intangible assets. Additionally, there is $131,328 of loan receivables recognized from the collection of payments from small business loans provided by Business Warrior Funding.

Cash provided by financing activities

Net cash from financing activities decreased to $682,775 as of May 31, 2023, as compared to $1,589,432 for the same period in 2022. The decrease was due to a decrease of proceeds from the issuance of Common Stock, but offset from the proceeds from a line of credit.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

For the Nine Months Ended May 31, 2023 and 2022

Revenues

For the nine months ended May 31, 2023, and 2022, we had revenues of $3,243,742 and $2,415,644, respectively. The increase was due to the new business model created after combining the businesses of the two entities that we acquired in 2022 (Alchemy and Helix).

Operating Expenses

For the nine months ended May 31, 2023, and 2022, we had operating expenses of $2,942,708 and $4,229,093, a decrease of 30%, due to a decrease in salaries and wages, General and Administrative expenses, and advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions and cost cutting measures. This was offset by an increase in professional services of $269,486 due to an increase in attorney and accounting fees.

Net Loss

Our Net loss for the nine months ended May 31, 2023, and 2022, was $(3,735,794) versus $(1,981,325) respectively. The loss increase is attributable to a contingent settlement of $(2,509,620) for a pending liability that would be due in March of 2024. The Company is working on ways to restructure that agreement that will reduce the probability of the liability taking affect and/or an extension on the term. Overall, for the nine-month period ended May 31, 2023, the Company had an $828,098 increase compared to the nine-month period ended May 31, 2022, which is a 34% increase. Additionally, the Company’s loss from operations decreased by $100,844 in the recent nine-month period compared to the same period the previous year, which is a 5% improvement.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activities was $1,149,391 for the nine months ended May 31, 2023 compared to $(2,051,582) for the nine months ended May 31, 2022. The increase is due to increases in: depreciation and amortization, change in goodwill, amortization of debt discount, accounts receivable, prepaids and other assets, a contingent liability of $2,509,620, and accounts payable and accrued liabilities. This was partially offset by no stock-based compensation in the period and a decrease in deferred revenue.

Cash provided by investing activities

Net cash from investing activities was $444,339 for the nine-month period ended May 31, 2023, as compared to net cash of $(710,787) for the same period the previous year ended May 31, 2022. The majority of the increase in net cash from investing activities is due to the fair estimates of the purchase price of the Helix House acquisition related to intangible assets. Additionally, there is $131,328 of loan receivables recognized from the collection of payments from small business loans provided by Business Warrior Funding.

Cash provided by financing activities

Net cash from financing activities decreased to $682,775 as of May 31, 2023, as compared to $1,589,432 for the same period in 2022. The decrease was due to a decrease of proceeds from the issuance of Common Stock, but offset from the proceeds from a line of credit.

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

MBOCAL and JKB FINANCIAL, INC. dba LEVEL FINANCE, v. FLUIDFI, INC., dba ALCHEMY TECHNOLOGIES; BUSINESS WARRIOR, INC., and BUSINESS WARRIOR FUNDING, INC

Case No. 30-2023-01322081-CU-FR-CJC, Superior Court of California, Orange County, California

On April 25, 2023, MBOCAL and JKB Fincial Inc. filed a lawsuit against FluidFi and two of the Company’s subsidiaries regarding a contract entered into by FluidFi prior to the Company’s acquisition of FluidFi. Plaintiffs are alleging fraud, fraudulent business practices, and breach of written contract. The complaint alleges that the contract at issue was entered into by Fluidfi and the Plaintiffs on August 10, 2020.

The Company intends to vigorously defend this matter and if necessary seek indemnification pursuant to the acquisition agreement with Constellation Fintech Holdings.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
101. DEF	Inline Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: July 14, 2023	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

7