Form 10-K
period 2023-08-31
Business Warrior Corp
filed 2024-03-18
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2023

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

As of May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,141,843, based on the closing price (last sale of the day) of $.0046 per share for the registrant’s common stock on the OTC Pink marketplace on May 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2023, there were 506,961,773 shares of the registrant’s common stock issued and outstanding.

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

 PART I

ITEM 1. BUSINESS

Corporate History

Business Warrior Corp. (“Business Warrior”, “BZWR”, “we,” “us,” “our,” and the “Company”) comprises the former Kading Companies, and Bluume, LLC. Business Warrior was originally incorporated under the name Kading Companies, S.A., under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995. Kading Companies was traded on the Pink Sheets of the OTC Markets under the stock ticker KDNG. On January 27, 2020, Kading Companies was redomiciled in Wyoming.

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

FluidFi Inc, dba Alchemy was acquired on June 8, 2022. Alchemy, builds fully customized end-to-end lending software solutions. Alchemy built full-service lending solutions for over 50 enterprise clients throughout the world. Alchemy’s operations are now fully integrated with the Business Warrior team. Business Warrior and the Alchemy team will continue to offer custom lending development for clients but as an extension of Business Warrior’s flagship products.

Business Warrior, evolving from its origins as Bluume along with the strategic acquisition of Helix House and Alchemy, sharpened its focus to be a disruptor in the lending industry. The seamless mergers into Business Warrior presents a formidable edge in the lending market, as the company’s software as a service (SaaS) lending technology – PayPlanTM - couples with professional marketing services to drive customer growth and optimize loan processing.

PayPlan, is a dynamic cloud-based platform launched in fall 2022. PayPlan streamlines the lending experience, enabling lenders of all sizes to swiftly start offering loans - typically within just a few weeks and with the confidence against fraud. The platform is designed to ease the onboarding process, integrating seamlessly with Know Your Customer providers, such as Equifax, Experian and TransUnion, along with global open banking systems. What sets PayPlan apart is its comprehensive suite of tools for loan origination, enhanced lender decision-making through both automated and manual loan approvals, along with the platform’s robust loan management capabilities.

These features are further enhanced by the professional marketing services of Business Warrior, tailored specifically for lenders to effectively target their audience. This synergistic combination of PayPlan's lending technology and marketing expertise equips lenders of all sizes with the necessary tools to scale up profitability. For larger institutions, such as banks, fintechs, and credit unions, Business Warrior has tailored a specialized solution—PayPlan Enterprise. This advanced iteration retains the core benefits of PayPlan but adds features specifically designed for larger entities with more dynamic needs. PayPlan Enterprise distinguishes itself with its multi-tenant architecture, plug-and-play lender documents, fraud protection and sophisticated credit decision automation capabilities, positioning it as the premier choice for enterprise-level lending solutions.

Nature of Operations— Business Warrior operates at the forefront of lending solutions, with its divisions Helix House and Alchemy Technologies representing not only the foundation of our legacy systems and revenue streams but also critical components in our comprehensive lending ecosystem. Helix House, our premium marketing division, excels in creating impactful advertising services for small businesses, spanning from digital platforms like YouTube, Google, and various social media to traditional media including billboards and mailers. Alchemy, on the other hand, now fully integrated with the Business Warrior team still has the expertise to continue developing bespoke lending software technology tailored to meet the sophisticated needs of enterprise clients.

It's the strategic integration of Helix House's cutting-edge marketing capabilities with the Company’s advanced lending technology that forms the backbone of Business Warrior's innovative solution — PayPlan. This full-service 'Lending as a Service' platform is designed to address major pain points in the lending industry. By combining these services, Business Warrior has created a holistic approach that significantly reduces borrower acquisition costs and equips lenders with the robust technology necessary to ensure profitability. PayPlan is more than a platform; it's a synergistic solution that empowers lenders to navigate the complexities of the market effectively, marrying legacy expertise with modern innovation for unprecedented success in lending.

Businesses drive our economy, employ our friends and families, and shape the communities around us. We continually enhance our software-as-a-service (SaaS) platform to improve businesses’ ability to make decisions that will lead to more customers, increase revenues, obtain access to growth capital, and build a professional legacy for themselves and their families.

John Hancock
(111) 111-11111
Awaiting Underwriting Decision
Summary
Underwriting
Documents
Banks/Cards
Communications
Comments
Log
Pre Checks
Identity/KYC
Credit Report
Open Banking
Document Verification
Borrower Invoice
UW Results
Offer Generation
g Results
Deny
Approve
John Hancock
Date of Birth
01/12/1980
umber
***-**-**11
Mobile Phone Number
111-566-444
Not Uploaded
Address
100 W Adobe Rd.
$1,500.00
Payment Frequency
Per Month
$1,000.00
ROIC
1.5%
$900.00
Lease Payment per Period
$100.00
1.2
Kornerstone Protect per Period
$12.99
$200.00
Sales Tax Rate
ments
$1,200.00
Sales Tax per Period
ents
12
Total Monthly Payment
9:41
PayPlan
You Qualify For a $10,000 Line of Credit!
Immediate Approval
ZERO paperwork
Safe & Secure
Create an account to get started
Phone Number
Create account
Funded Loan Amount
$107,423.71
57
12
24
12,731
1,668
425
151
13%
12%
25%
30%
13%
12%

PayPlan the End-to-End Loan Platform

SaaS Platform – PayPlan

Business Warrior’s SaaS model is automated to provide highly scalable solutions with minimal human resources required to support both lenders and borrowers. Business Warrior’s flagship software product is PayPlan.

Core Features of PayPlan

•	Loan Origination System: A digital gateway that revolutionizes the borrower's journey from application to approval, enhancing user experience for borrowers and efficiency for lenders.
•	Decision Engine: A high-octane analytical processor that empowers lenders with real-time decision-making capabilities, protecting against fraud, optimizing risk assessment and credit analysis.
•

Loan Management System: A comprehensive toolkit that transforms loan servicing by streamlining account management, payment processing, and portfolio reporting, fortifying lender operations with precision and control.

PayPlan has 3 product offerings. The product offerings are tailored to address different needs from businesses and lenders.

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

PayPlan is built to be component driven, allowing the customer to select each service level for a monthly subscription and transaction fees. The base offering includes a loan origination system with the ability to add additional components: enhanced underwriting, loan management, servicing and more; pricing ranges from $1,000 to $15,000 per month and includes certain transaction fees based on volume.

Benefits of PayPlan

•	Rapidly Deployable (30 Day Implementation)
•	Fully Automated
•	Scalable
•	Operationally efficient
•	Multi-tenant Management
•	Modular Implementation
•	Customizable
•	Enterprise Integration Ready

Business Warrior Solutions

Loan Origination System (LoS)

Leverage our out-of-the-box applications, or let our world-class designers build a custom application-flow to bring your vision to life.

Decision Engine

PayPlan's decision engine is fully-automated and customizable. Use our rules or easily customize a solution exactly the way you want it.

Loan Management System (LMS)

PayPlan includes a full-featured LMS that allows you to **manage**, **view** and **report** on all of the loans in your system.

Loans For Everyone
Apply & Get Credited

Marketing Services

We'll help you build experiences that are thoughtfully crafted, measured and iterated for improvement.

Integration of Alchemy and its core technology adoption into PayPlan

With the acquisition of Alchemy, we were able to leverage their lending software, technology, underwriting and compliance experience to build the PayPlan suite of products. The Alchemy business model consisted of single-use software development projects for companies looking to lend money. The custom development business model is challenging to scale both operationally and cost effectively. However, there remains a need for such custom development work. We have fully integrated the legacy Alchemy team and operations with the Business Warrior team to be able to still offer custom software development solutions. With the new integrated team, we are better able to support the Alchemy existing client base while preparing to transition into a premium technology resource for PayPlan Enterprise customers.

The Company’s history is strong lead into a broadened financial technology market:

•	Built and modeled hyper-growth lending platforms resulting in clients getting $100M valuations
•	Leveraging proven knowledge to build and iterate better products
•	Access to years of proprietary business attribution data
•	50+ enterprise lending software solutions built
•	Partnerships with leading data and security companies
•	Best in class/next generation underwriting model

Powerful data insights that drive loan underwriting and credit decisions

Business Warrior incorporates best-in-class learnings from building 50+ enterprise loan platforms

•	Validated against 50,000+ businesses and over 3.5MM consumer credit records
•	Best-in-class identity verification and fraud prevention
•	Completely dynamic and fully extensible underwriting rules
•	Decision Engine supports unlimited data points
•	Integrations include identity, credit reporting, financial institutions, and ‘exotic’ data
•	Supports Artificial Intelligence and Machine Learning models
●	Risk based pricing

Our Customers

PayPlan’s complete end-to-end lending software was built to fit both lenders and high growth businesses

•	Fintech companies
•	Banks
•	Credit unions
•	Private lenders

○	Consumer financing
○	Solar
○	Student financing
○	Home improvement
○	Auto
○	Medical
○	Medical spas
○	Plastic surgeons
○	HVAC
○	Chiropractic
○	Veterinarian
○	Dental
○	Appliance stores
○	Furniture and mattresses

•	Business to business

○	Merchant cash advance
○	Term loans

Loan Types Supported

•	Term loans
•	Payday loans
•	Merchant cash advance
•	Invoice financing
•	Lease to own
•	Consumer loans
•	Commercial loans
•	Line of credit
•	Buy Now Pay Later

Business Warrior Funding Pilot

In 2021, Business Warrior piloted a small business lending solution. That pilot ended upon the acquisition of Alchemy Technologies and all resources of the company are focused on PayPlan.

Acquisition of Helix House Marketing Agency

We acquired an award-winning marketing agency, Helix House, in March 2022. Helix House is a premium marketing agency that provides business advertising services including:

•	Digital marketing (YouTube, Google, social media)
•	Traditional marketing (billboards, mailers, fliers, etc.)
•	Social media content
•	Copywriting and content creation (blogs, landing pages, websites, advertisements, etc.)
•	Graphic design
•	Search engine optimization (SEO)
•	Website builds & management
•	Data and analytics

The acquisition of Helix House significantly benefits Business Warrior. It added a profitable company with a history of strong revenue and growth opportunities. It enhances the services we offer to our SaaS customers and channel partners.

Evolution to Lender Marketing Services

As of mid-2023, Helix House has evolved its business model to become an integral part of Business Warrior, focusing exclusively on lender marketing services. This strategic pivot aims to maintain Helix House’s commitment to its small business legacy customers while directing its expertise toward enhancing the profitability of lenders through specialized marketing strategies. By offering a blend of traditional and digital marketing, the marketing team provides lenders with a comprehensive approach to attract and retain customers, increasing visibility in a competitive market. These tailored marketing solutions are designed to drive customer engagement and acquisition, leading to increased loan origination and a stronger bottom line for lenders. The synergy of Helix House's marketing prowess within Business Warrior's ecosystem offers lenders an unparalleled competitive advantage in the fintech space.

Drive profitability with unified data, analytics, and reporting

Attract high-quality applicants with precision data and inspired creative

Reduce acquisition Costs with first-part data and A.I.

Scale marketing and lending with precision KPIs and forecasting

Loans For Everyone.
Apply & Get Credited
EZLoans
Loans For Everyone.
Your Pre-approved Offers

Competitive Strengths

Experience: Business Warrior has years of experience tailoring technology and marketing to best serve its customers.

Leveraging data: Business Warrior’s SaaS platform is powered by and evolves through meticulously gathering data from a variety of sources to improve sales and operational performance of lenders.

Technology: PayPlan, represents a formidable competitive strength in the digital lending and marketing sector. By combining advanced loan management software with targeted marketing services, PayPlan empowers lenders with the tools necessary for rapid market entry, streamlined customer acquisition, and enhanced loan origination processes.

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

Growth Strategy

Our primary strategy is to acquire new customers directly through online advertising. We have a marketing mechanism that generates leads from several different channels, including:

•	Google pay-per-click
•	Google display ads
•	Social media ads
•	Social media organic traffic
•	YouTube
•	Organic traffic from our website (Includes SEO)
•	Remarketing (Google and social media)
•	Public Relations (Press releases, podcasts, online articles, publications, etc.)

We advertise with different verticals and have a variety of different offers based on what will attract lenders to our platform. We push that traffic through our sales and marketing funnel until they’re in PayPlan. Once a new lender is engaged with us online, our Customer Relationship Management (CRM) takes over to identify qualified leads for our different product offerings.

After a new lender engages with our software and services, we leverage our CRM system (HubSpot) to move a user automatically from a lead to transfer the qualified lead to a salesperson. These qualified leads are presented proposals that range from monthly to annual contracts.

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

Our entire organization is focused on our performance metrics to assure that we generate revenue for every dollar spent and that our revenue model is profitable long-term. To simplify our model, we look at a few key performance indicators including the:

•	Cost to Acquire a New User on our SaaS platform (CPA)
•	Cost of Revenue (COR) for what it takes to support each user
•	Average revenue per year per paid customer (ARPU)

We frequently change our advertising to drive down our Cost Per Acquisition (CPA) and improve the quality of our new lenders. Our CPA is constantly changing and the revenue we collect from our different paid products vary by product and changes over time. We monitor these levels to make sure we will generate a profit. For example, if our CPA increases significantly then we may adjust our advertising campaigns to drive that cost down or we may increase the advertising spend because that campaign is generating a higher conversion rate or a higher quality of customers that spends more per year.

Advertising Examples

Industry

Unless otherwise indicated, information in this annual report concerning our industry, including the size and opportunity of the markets we operate, is based on information from various sources. These sources include but are not limited to Grand View Research, Technavio Research, Allied Market Research, IBISWorld, the Interactive Advertising Bureau, and the U.S. Small Business Administration. These industry publications and reports generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. This information involves several assumptions and limitations, and you are cautioned not to give undue weight to these estimates, as there is no assurance that any of them will be reached. Based on our industry experience, we believe that the publications and reports are reliable and that the conclusions contained in the publications and reports are reasonable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors,” that could cause results to differ materially from the assumptions underlying these publications and reports.

Business Warrior participates in the software, business analytics, lending, and digital advertising industries. We are not aware of any organization that ties these disparate industries together for the benefit of lenders. We analyze each of the different industries to estimate the total addressable market (TAM).

The global big data, business analytics and software publishing industry has annualized revenue of over $198 billion with an expected growth rate of 10-20% annually.

Global commercial lending represents over an $8 trillion industry and is expected to grow to almost $30 trillion by 2030. Commercial banking in the U.S. represents an $860 billion industry.

As of 2023, the global digital lending platform market size is valued at approximately USD 8.58 billion and is anticipated to grow at a compound annual growth rate (CAGR) of 26.5% to reach about USD 44.50 billion by 2030. The market is driven by the proliferation of smartphones, growth in digitalization, and the need for improved customer experiences. North America holds a significant share of the market, credited to advanced infrastructure and the presence of major market players.

In the fintech sector, the use of Application Programming Interfaces (APIs) is also on the rise, allowing for improved service offerings and easier access to financial data. The deployment of data analytics and artificial intelligence is expected to further accelerate in the coming years, bolstering the fintech market growth.

The digital lending market's growth is further augmented by the adoption of cloud-based platforms, which offer a cost-effective and efficient alternative to traditional on-premises solutions. Cloud deployment is expected to hold a larger market size due to its budget-friendly nature and the way it streamlines lending processes.

The market is moderately fragmented with key players pursuing strategies like new product launches, partnerships, and product upgrades to maintain and strengthen their market positions. These strategies are complemented by investments in research and development activities aimed at integrating advanced technologies such as machine learning and blockchain into digital lending platforms.

The significant growth of the market is indicative of the broad acceptance and implementation of digital transformation in the lending industry, which continues to evolve with the advancements in technology and changing customer needs.

This growth is consistent with a recent study1 from Harvard Business School, commissioned by the Interactive Advertising Bureau (IAB), which showed the internet economy has grown seven times faster than the U.S. economy over the past four years and now accounts for 12% of the U.S. GDP. Here are some general statistics from that study regarding digital advertising:

•	Digital video continues to be one of the fastest growing channels, up 50.8% compared to last year, with total revenues of $39.5B
•	Social media advertising was up 39.3% to $57.7 billion, as consumers continue to engage with Meta platforms, Snapchat, TikTok, and Twitter

___________________

[1]https://www.iab.com/insights/the-economic-impact-of-the-market-making-internet/ (retrieved on February 28, 2024)

Employees and Culture

The Business Warrior platform is a direct product of the team and the shared values of the company’s employees. From the CEO to the front-line team, the culture code of Business Warrior team members include:

•	Always do your best
•	Be transparent
•	Be joyful
•	Don’t take anything personal
•	Be impeccable with your word
•	Don’t make assumptions
•	Walk in the shoes of our customers
•	Treat feedback as a gift
•	Communicate early, often, and openly
•	Understand we are working together to do good in the small business community
•	Be passionate about the success of small businesses

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

As of August 31, 2023, we had 21 full-time employees, all of whom are based in the United States. We supplement our workforce with contractors and consultants globally.

Technology/Intellectual Property

Our technology platform consists of a core web-based loan application and loan management system supplemented by a multi-tiered API based data discovery services which are woven together to create a holistic, turnkey lending platform.

PayPlan's platform stands as a shining star in the lending market, particularly for its stringent data protection protocols which ensure that lenders and their borrowers' information is secure and proprietary. The collective data across the platform is leveraged to enhance the user experience and outcomes for all participating lenders, a key competitive advantage. Moreover, the incorporation of marketing services into PayPlan's offering ensures that lenders benefit from sophisticated data analysis and optimized borrower funnels. This integration significantly boosts profitability by streamlining borrower acquisition and retention processes, thereby creating a more efficient and profitable lending operation.

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

Our development team is a global, hybrid team with central management in the United States. Our processes are agile and iterative, which allows our lenders to innovate quickly and stay in tune with constantly evolving technologies in the lending landscape.

We do not have any patents or copyrights. We rely on state and federal trade secret protections to safeguard our codebase, web applications and other proprietary data.

Business Warrior™ is a trademarked name held by Business Warrior Corporation The trademark was registered on January 28, 2020, by Bluume LLC (a subsidiary of Business Warrior) Registration No. 5,971,971. The trademark was sold to Business Warrior Corporation on July 7, 2020.

PayPlan is a trademarked name held by Business Warrior Corporation. The trademark was registered on August 22, 2023 by Business Warrior Corporation Registration No. 97,659,930.

Alchemy™ is a trademarked name held by Business Warrior Corporation. The trademark was registered on July 13, 2022 by Business Warrior Corporation Serial No. 97493370.

Competition

There are several software solutions that currently address a portion of our target markets, but we have not found another platform that offers an end-to-end lending platform combined with its integration of professional marketing services. While LoanPro, Turnkey Lender, and Lendflo offer robust loan management and lending platforms, Business Warrior differentiates itself by providing vastly improved onboarding experiences along with comprehensive marketing tools and strategies. This unique service offering not only supports lenders in managing and originating loans but also in acquiring borrowers efficiently and ensuring lenders' marketability and profitability. This dual approach caters to the technical and promotional needs of lenders, setting Business Warrior apart as a provider of both lending solutions and growth-oriented marketing services.

In each of our individual offerings, however, we face competitors including:

Lending Technology

Lending as a service is a highly competitive market with many market participants on each side of the supply and demand curve. While no single competitor dominates the market, there is considerable variation between market participants, and because of the difficulty and high cost of accurately underwriting borrowers, there is considerable opportunity to innovate, differentiate, and create value.

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

Marketing Agencies

The premium marketing services that we offer through our subsidiary, Helix House, competes with national and local digital marketing agencies such as KlientBoost, OpenMoves, WebFX, Zoek, and SmartSites. While Helix House is transitioning to sole focus on lender marketing services, our legacy marketing services face competition from other agencies as indicated above.

Helix House's transition to focus exclusively on lender marketing services under the Business Warrior umbrella strengthens the company's competitive edge. This shift harnesses the agency's established model of cultivating long-term client relationships, resulting in low turnover and fostering a stable, reliable revenue stream. By directing this client-centric approach towards lender marketing, Business Warrior leverages Helix House's proven track record of growth and client reinvestment. This strategic move is designed to enhance profitability for both the agency and its lending clients, ensuring a symbiotic path to sustained revenue growth and market success. Leveraging its history of nurturing enduring client relationships, Helix House brings its distinct attributes to aid lenders in acquiring more borrowers. By employing strategies that balance agency services, analytics and media investment, Helix House ensures that lenders witness short- and long-term success, encouraging sustained partnership. Furthermore, focusing on revenue impact rather than superficial metrics cultivates trust and proves the effectiveness of the campaigns.

When lenders engage with both Business Warrior's PayPlan and Helix House's marketing services, they benefit from an optimized borrower funnel and enhanced data analysis, leading to increased profitability. This collaborative success, in turn, fuels Business Warrior's growth through escalated loan volumes, creating a win-win situation for all parties involved.

Lender specific marketing agencies are far and few between in the industry. While there is no direct competitor to lender marketing services, marketing agencies as mentioned in this section above remain our primary competition.

Employees and Key Consultants

As of August 31, 2023, we had 21 full-time employees, all of whom are based in the United States. We supplement our workforce with contractors and consultants globally.

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

Business Warrior Corporation vs. Timothy Li, CASE #: 8:22-cv-02144-DOC-ADS, United Stated District Court for the Central District of California

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

Mbocal And JKB Financial, Inc. Dba Level Finance, v. Fluidfi, Inc., Dba Alchemy Technologies; Business Warrior, Inc., and Business Warrior Funding, Inc.

Case No. 30-2023-01322081-CU-FR-CJC, Superior Court of California, Orange County, California

On April 25, 2023, MBOCAL and JKB Financial Inc. filed a lawsuit against FluidFi and two of the Company’s subsidiaries regarding a contract entered into by FluidFi prior to the Company’s acquisition of FluidFi. Plaintiffs are alleging fraud, fraudulent business practices, and breach of written contract. The complaint alleges that the contract at issue was entered into by Fluidfi and the Plaintiffs on August 10, 2020. The Company is vigorously defending the action and will seek indemnification for any adverse outcome.

Adam Spencer, ELEV8 Advisors Group LLC, EVRGRN Industries LLC v Business Warrior Corporation, Case No. CV2024-001136, Superior Court of Arizona, Maricopa County, Arizona

On January 26, 2024, Business Warrior Corporation was named in a lawsuit filed by Adam Spencer, ELEV8 Advisors Group LLC, EVRGRN Industries LLC, and derivatively on behalf of Business Warrior, alleging various causes of action related to the Company’s prior disclosed agreements with EVRGRN and ELEV8. The resolution of this dispute may influence the contingent liability recorded with EVRGRN. The Company believes that the lawsuit is without merit and is vigorously defending it. The Company is also contemplating filing a counterclaim in this matter.

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

Quarter Ended	High Bid	Low Bid
August 31, 2023	$0.0042	$0.0039
May 31, 2023	$0.0046	$0.0046
February 28, 2023	$0.0069	$0.006
November 30, 2022	$0.01	$0.008

August 31, 2022	$0.0125	$0.0105
May 31, 2022	$0.0027	$0.0259
February 28, 2022	$0.0637	$0.06
November 28, 2021	$0.011	$0.008

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

Common Stock

General

As of February 15, 2024, there were 506,961,773 shares of the registrant’s common stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of August 31, 2023, there were three series of preferred stock designated:

Series A. There are 15,500 Series A Preferred Shares authorized outstanding. The Series A Preferred are convertible into common shares and have voting rights equal to .01% of the Company’s common shares then outstanding for each Series A Preferred Share.

Series B. There are 100,000 Series B Preferred Shares authorized. As of August 31, 2023, there were 12,017 Series B shares issued. As of December 13, 2023 there are none issued and outstanding. The Series B shares have the following rights:

•	Stated/Liquidation value of $100.00 per share
•	No Voting rights except as required by law
•

Are convertible into common shares based upon 80% of average closing prices for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding the conversion date

Series C. There are 50,000 Series C Preferred Shares authorized and 50,000 Series C Preferred Shares issued and outstanding. These shares were issued in conjunction with the FluidFi transaction and as part of the Company’s lawsuit against Timothy Li, is seeking the return of these shares. See Item 3 Legal Proceedings.

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

Redemption by the Company. Beginning 36 months from the Issuance Date of any shares of the Series C Preferred, if the Corporation’s Market Capitalization is above $50,000,000 but below $150,000,000, the Corporation may, at its election and in its sole discretion, redeem such shares of Series C Preferred Stock outstanding, for an amount per share equal to the Series C Preferred Initial Price plus any accrued and unpaid dividends due thereon.

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

Results of Operations

Years Ended August 31, 2023 and 2022

Revenues

For the twelve months ended August 31, 2023, and 2022 the Company had revenues of $4,297,122 and $3,710,370, respectively. Cost of sales were $3,110,737 and $1,253,649 for the period, representing 72% and 34% of revenue respectively. The increase in sales is attributed to an added revenue channel for the Company’s new product, PayPlan, and an increase in marketing agency revenue generated from the Company’s subsidiary, Helix. The increase in Cost of Sales was due to the business model from Helix having a high Cost of Sales associated with digital advertising costs. Additionally, the company had $1,058,580 of revenue in the last fiscal quarter ended August 31, 2023, which represents a 16% increase as compared to the previous quarter ended May 31, 2023. The majority of the increase in the quarter was due to revenue growth of $52,964 from the Company’s PayPlan product line, and $81,231 revenue growth in the Helix marketing agency subsidiary.

Operating Expenses

For the twelve-month period ending on August 31, 2023 and 2022 we had operating expenses of $4,143,270 and $6,272,413 respectively. The decrease is attributable to a reduction in advertising and promotion by 82%, general and administrative by 54%, and salaries and wages by 7%. The decreases in these expenses are attributable to the consolidation of expenses related to the two acquisitions made in the previous fiscal year, and narrowed focus on building new long-term monthly recurring revenue products (PayPlan) with one common vertical for all divisions of the company.

Net Loss

For the twelve months ended August 31, 2023 and 2022 we had Net (Loss) of $(5,298,196) and $(7,591,250), respectively. The operating loss for the period ending August 31, 2023 of $(2,956,885) compared to Operating Net (Loss) in the previous period of (3,815,692) is attributable to an increase in revenue, and a decrease in operating expenses.

Assets and Liabilities

Our total current assets decreased to $510,939 from $1,011,896 for the period ended August 31, 2023, compared to August 31, 2022. The decrease is attributable to a decrease in cash by $238,259, a decrease in the current portion of loans receivables of $24,139, and a decrease in Accounts Receivables by $367,908 compared to the previous twelve-month period. These decreases were slightly offset by an increase in the fair market value of investments of $86,000, and an increase of $43,350 of other current assets.

Total current liabilities increased to $6,264,834 from $3,021,749 during the twelve-month period ended August 31, 2023, compared to our year end August 31, 2022. The majority of the increase is attributable to a contract liability of $2,755,478 on August 31, 2023 compared to $0 on August 31, 2022. The increase reflects an increase in accounts payable and accrued liabilities to $1,904,281 compared to $1,063,345 on August 31, 2022. There is an increase in accrued dividends payable by $408,333 as of August 31, 2022 compared to $0 the previous year. This was offset by a decrease of $474,977 in deferred revenue, a decrease of $30,152 in the current portion of notes payable, and a decrease in an earn out payable of $300,000.

Total liabilities increased to $8,707,254 for the period ended August 31, 2023, compared to $3,248,034 for the period ended August 31, 2022. The increase is due to a line of credit for $1,629,801, derivative liability of $325,246, and non-current earnout payable of $300,000.

Liquidity and Capital Resources

Working Capital

	August 31, 2023	August 31, 2022
Current Assets	$510,939	$1,011,896
Current Liabilities	$6,264,834	$3,021,749
Working Capital (Deficiency)	$(5,753,895)	$2,009,853

Current liabilities as of August 31, 2023 and 2022 were $6,264,834 and $3,021,749 respectively, an increase of $3,243,085. The primary reason for the increase was an increase in an accrued contract liability of $2,755,478, net of discount $244,522 as of August 31, 2023, an increase in accounts payable and accrued liabilities of $840,936, and an accrued dividends payable of $408,333. This was offset by a decrease in deferred revenue of $474,977.

We currently do not have sufficient capital to fund our needs for the next 12 months. We rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Cash Flows

	Year Ended	Year Ended
	August 31, 2023	August 31, 2022
Net Cash Used in Operating Activities	$(1,148,303)	$(3,777,749)
Net Cash Provided by Investing Activities	$169,639	$(1,894,744)
Net Cash Provided by Financing Activities	740,403	1,803,183
Net Increase (decrease) in Cash	$(238,260)	$(3,869,310)

Operating Activities

Cash used by operating activities

The Company used $1,148,302 in cash from operating activities for the year ended August 31, 2023 as compared to a use of $3,777,749 for the year ended August 31, 2022. The Company had a decrease in Net Loss of $2,293,054 as compared to the previous twelve-month period. Depreciation and amortization increased by $213,537, amortization of debt discount increased by $484,270, accounts receivable decreased by $367,908 and accounts payable and accrued liabilities increased by $3,596,414. That was offset by increases in change in fair market value of derivative liability of $386,344, unrealized gain on investments $86,000, and a decrease in deferred revenue of $474,977.

The Company did experience an increase in expenses for salaries and wages in the Helix division, and for software development contractor costs due to inflation for the year ended August 31, 2023.

Cash from investing activities

The Company gained $169,639 in cash from investing activities for the year ended August 31, 2023 as compared to a use of $1,894,744 for the year ended August 31, 2022. The increase is attributed to net cash paid for business acquisition of $0 compared to $(1,328,596) on August 31, 2023 and August 31, 2022 respectively, a net positive change of $606,450 in the issuance of loans receivable, and $0 in the purchase of property and equipment compared to $(213,103) the previous year. The increases were slightly offset by a decrease in the amount of payments received on loans receivable by $169,639.

Cash from financing activities

The Company’s net cash from financing activities $740,403 for the year ended August 31, 2023 compared to $1,803,183 compared to the previous year ended August 31, 2022. The majority of the decrease is attributable to $0 in proceeds from issuance of common stock compared to $1,860,001 the previous year. This was offset by $766,000 in proceeds from the line of credit, and $78,357 in proceeds of notes payable.

Total cash and cash equivalents at the end of the year is $144,171 compared to $382,431 at the beginning of the year The decrease is attributable to Net cash of $(1,148,303) in operating activities and offset by $169,639 from investing activities and $740,403 in financing activities.

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

Series C:

The Series C Preferred Stock was authorized in 2022 and each holder of outstanding shares of Series C Preferred Common Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible. The Series C Preferred Stock is convertible into common shares based upon the average closing price for a share of Common Stock on the principal exchange or market on which such shares are then trading for the 20 trading days immediately preceding the conversion date.  Notwithstanding the foregoing, in no case shall the Series C Conversion Price multiplied by the total number of shares issued and outstanding be more than Fifty Million Dollars ($50,000,000) (the “Market Capitalization Cap”). Should the Market Capitalization Cap be exceeded, the Series C Conversion Price per share multiplied by the number of shares then issued and outstanding shall be $50,000,000.

Going Concern

At August 31, 2023, we had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,753,895, $6,237,986 and $16,663,133. We have generated minimal revenues and have incurred losses during the period. Accordingly, we will be dependent on future additional financing in order to expand our business, which the Company has subsequently raised additional capital as mentioned in the subsequent events. We are considered a development stage company in the digital technology and lending software industry. As of August 31, 2023, there is no assurance that we will be able raise sufficient capital to sustain our operations. We expect to incur further losses in the development of our business, all which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

AUIGUST 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Business Warrior Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Business Warrior Corporation (the “Company”) as of August 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2024

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$144,171	$382,431
Accounts receivable	174,520	542,428
Current portion of loans receivable, net	46,260	70,399
Investments, at fair value	86,000	-
Prepaids and other current assets	59,988	16,638
Total current assets	510,939	1,011,896

Loans receivable, non-current, net	-	223,219
Finance right-of-use asset, net	57,805	76,219
Property and equipment, net	52,170	244,633
Intangible assets, net	646,550	-
Goodwill	1,201,804	2,321,667
Total Assets	$2,469,268	$3,877,634

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	1,904,281	1,063,345
Accrued contract liability, net of discount $244,522 and $0 as of August 31, 2023 and 2022, respectively	2,755,478	-
Accrued dividends payable	408,333	-
Deferred revenue	-	474,977
Current portion of finance lease liability	18,487	18,487
Due to related party	210,667	159,161
Current portion of notes payable	17,588	47,740
Helix House earnout payable	950,000	1,250,000
Current portion of SBA loan	-	8,039
Total current liabilities	6,264,834	3,021,749

Line of Credit, net of discount $473,311 and $0 as of as of August 31, 2023 and 2022, respectively	1,629,801	-
Derivative liability	325,246	-
Helix House earnout payable, non-current	300,000	-
Finance lease liability, non-current	37,473	57,164
Notes payable, non-current	-	27,260
SBA loan, non-current	149,900	141,861
Total Liabilities	8,707,254	3,248,034

Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock, 15,500 shares authorized, issued and outstanding	16	16

Series B Preferred stock, 100,000 shares authorized; 0 and 12,017 issued and outstanding at August 31, 2023 and 2022, respectively	-	12

Series C Preferred stock, 50,000 shares authorized, issued and outstanding	50	50

Common stock, $0.0001 par value; 500,000,000 shares authorized; 465,618,093 shares issued and outstanding	46,562	46,562
Additional paid in capital	10,378,519	11,539,564
Accumulated deficit	(16,663,133)	(10,956,604)
Total stockholders’ equity (deficit)	(6,237,986)	629,600
Total Liabilities and Stockholders’ Equity (Deficit)	$2,469,268	$3,877,634

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,
	2023	2022

Sales	$4,297,122	$3,710,370

Cost of sales	3,110,737	1,253,649

Gross profit	1,186,385	2,456,721

Operating expenses:
Salaries and wages	2,152,880	2,313,689
General and administrative expenses	1,198,391	2,553,037
Goodwill impairment	-	4,023,823
Professional services	637,470	547,115
Advertising and promotion	154,529	858,572
Loss from operations	(2,956,885)	(7,839,515)

Other income (expense):
Interest expense	(892,809)	(2,923)
Interest income	77,636	-
Gain on extinguishment of debt	-	77,500
Settlement (costs)/recoveries	(2,509,620)	165,375
Change in fair value of derivative liability	386,344	-
Change in accounting estimated contingent liability	(233,784)	-
Tax recovery from employee retention credit	629,909	-
Unrealized change in fair value of investments	86,000	-
Change in estimated value of acquired assets	109,000	-
Other income	6,013	8,313
Net loss before income taxes	(5,298,196)	(7,591,250)

Income taxes	-	-
Net loss	$(5,298,196)	$(7,591,250)

Preferred stock dividends	(408,333)	-

Net loss attributable to common stockholders	$(5,706,529)	$(7,591,250)
Basic and diluted loss per share	$(0.011)	$(0.017)

Weighted average shares outstanding - basic and diluted	465,618,093	434,700,005

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance August 31, 2021	15,500	$16	-	$-	-	$-	395,095,780	$39,510	$5,271,795	$(3,365,354)	$1,945,967

Issuance of common stock for services	-	-	-	-	-	-	27,170,597	2,717	1,273,863	-	1,276,580

Issuance of common stock for cash	-	-	-	-	-	-	32,075,000	3,208	1,856,793	-	1,860,001

Issuance of common stock for convertible debt	-	-	-	-	-	-	792,624	79	39,552	-	39,631

Conversion of common stock into Series B preferred stock	-	-	12,017	12	-	-	(15,020,023)	(1,502)	1,490	-	-

Issuance of stock for business acquisitions	-	-	-	-	50,000	50	18,004,115	1,800	2,871,821	-	2,873,671

Issuance of common stock for settlement agreement							7,500,000	750	224,250	-	225,000

Net loss	-	-	-	-	-	-	-	-	-	(7,591,250)	(7,591,250)

Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Issuance of stock options	-	-	-	-	-	-	-	-	11,143	-	11,143

Conversion of preferred stock to debt	-	-	(12,017)	(12)	-	-	-	-	(1,172,188)	-	(1,172,200)

Deemed dividend of Series C preferred stock	-	-	-	-	-	-	-	-		(408,333)	(408,333)

Net loss	-	-	-	-	-	-	-	-	-	(5,298,196)	(5,298,196)

Balance August 31, 2023	15,500	$16	-	$-	50,000	$50	465,618,093	$46,562	$10,378,519	$(16,663,133)	$(6,237,986)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	August 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(5,298,196)	$(7,591,250)

Adjustments to reconcile net loss to net
cash from operating activities:
Bad debt on loans receivable	-	59,427
Depreciation and amortization	369,327	155,790
Change in allowance for doubtful accounts	77,719	-
Stock-based compensation	11,143	1,276,580
Goodwill impairment	-	4,023,823
Change in fair value of derivative liability	(386,344)	-
Change in estimated contingent liability	233,784
Amortization of debt discount	484,270	-
Unrealized change in fair value of investments	(86,000)	-
Gain on extinguishment of debt	-	(77,500)
Changes in operating assets and liabilities
Accounts receivable, net	367,908	(58,045)
Prepaids and other current assets	(43,350)	27,550
Deferred revenue	(474,977)	441,977
Accrued contract liability	2,755,478
Accounts payable and accrued liabilities	840,936	(2,036,101)
Net cash from operating activities	(1,148,302)	(3,777,749)

Cash Flows from Investing Activities
Net cash paid for business acquisition	-	(1,328,596)
Issuance of loans receivable	-	(606,450)
Payments received on loans receivable	169,639	253,405
Purchase of property and equipment	-	(213,103)
Net cash from investing activities	169,639	(1,894,744)

Cash Flows from Financing Activities
Proceeds from notes payable	-	75,000
Proceeds from line of credit	766,000	-
Proceeds from issuance of common stock	-	1,860,001
Payments of finance lease liability	(19,691)	(17,200)
Payments of notes payable	(57,412)	(110,607)
Proceeds of notes payable, related party	78,356	-
Payments of notes payable, related party	(26,850)	(4,011)

Net cash from financing activities	740,403	1,803,183

Change in cash and cash equivalents	(238,260)	(3,869,310)

Cash and cash equivalents at beginning of period	382,431	4,251,741

Cash and cash and equivalents at end of period	$144,171	$382,431

Supplemental Cash Flow Information
Cash paid for interest	$334	$334
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for settlement of debt	-	264,631
Common shares converted to preferred stock	-	(1,502)
Conversion of preferred stock into debt, net of debt discount	1,172,189	-
Deemed dividends of Series C preferred stock	408,333	-
Issuance of warrants	660,726	-

BUSINESS WARRIOR CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2023 AND 2022

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization — Business Warrior Corporation (the “Company” or “Business Warrior”) was incorporated in 1995 and is currently domiciled in Wyoming.  On March 18, 2022, the Company acquired Helix House, LLC, a premium marketing agency that provides small business advertising services including digital marketing.  Additionally, on June 18, 2022, the Company acquired FluidFi Inc., dba Alchemy Technology, a lending technology company that builds fully customized end-to-ending lending solutions.

Nature of Operations — Business Warrior has two divisions of the company:  Helix House, LLC, and Business Warrior.  Helix House is a premium marketing agency that provides small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. With the integration of the Alchemy subsidiary, Business Warrior builds and manages lending software technology for enterprise businesses which are fully customized for each client. Through the combination of services from Helix House and Alchemy, Business Warrior offers a full-service lending as a service solution known as PayPlan:  a comprehensive lending software platform that includes marketing services to drive applicants for lenders and merchants.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended August 31, 2023, the Company had $4,297,122 in revenues, a net loss of $5,298,196 and had net cash used in operations of $1,148,302. Additionally, as of August 31, 2023, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $5,753,895, $6,237,986 and $16,663,133, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

Intangible Assets— Certain intangible assets arose from the acquisition of Helix House, LLC on March 16, 2022 and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, if applicable:

Estimated
Asset	Useful Life
Customer Relationships	8
Trademarks	Indefinite
Non-Compete Agreements	2

Investments --The Company adopted Accounting Standards Update ("ASU") 2016-01Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. The Company’s investments are securities traded over a broker-dealer network. Any unrealized gains/losses are recognized in “Other income”.

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

Goodwill—The Company’s goodwill balance of $2,321,667 as of August 31, 2022 resulted from the acquisitions of Helix House, LLC and FluidFi, Inc. Helix House, LLC was acquired on March 17, 2022, and FluidFi, Inc. was acquired on June 8, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. After performing a qualitative and quantitative analyses for the acquired companies, the Company recognized approximately $0 and $4.0 million in goodwill impairment during the years ended August 31, 2023 and 2022, respectively. For the year ended August 31, 2022, the Company recognized full impairment of the FluidFi goodwill and $1.1 million goodwill impairment of Helix House.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $137,146 and $59,427 as of August 31, 2023 and 2022, respectively.

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

The Company has deferred revenue of $0 and $474,977 as of August 31, 2023 and 2022, respectively. Deferred revenue for both years consists of funds from a sales agreement entered into on December 1, 2021, that were unused as of the balance sheet date. The Company recognized $474,977 and $2,113,636 of deferred revenue during the years ended August 31, 2023 and 2022, respectively.

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

Net Income (Loss) Per Common Share —The Company computes income per common share, in accordance with ASC Topic 260, Earnings Per Share,which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

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

The Company holds investments that are considered a Level 1 security.

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $154,529 and $858,572 in advertising expenses for the years ended August 31, 2023 and 2022, respectively.

Cost of Sales— This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

Leases— Under ASC Top 842, “Leases”, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right of use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Segment Reporting—In accordance with FASB ASC 280, Segment Reporting, the Company has concluded that it has one operating and reportable segments. Refer to Note 5 for additional information.

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

5. SEGMENT DISCLOSURES

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its revenue, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as revenue and EBITDA.

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is superior to available GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold additions. The Company’s chief operating decision maker uses EBITA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of August 31, 2023, the Company’s reportable segments were as follows:

•	Helix House
•	Other

The Other category includes the Company’s corporate headquarters and a less significant operating segment which was the FluidFi acquisition obtained during the year ended August 31, 2022.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the years ended August 31, 2023 and 2022 was as follows:

	Net Sales
	August 31, 2023	August 31, 2022
Helix House	$2,243,915	$942,182
Other	2,053,207	2,768,188
Total	$4,297,122	$3,710,370

	Net Loss
	August 31, 2023	August 31, 2022
Helix House	$(98,686)	$47,638
Other	(5,199,510)	(7,638,888)
Total	$(5,298,196)	$(7,591,250)

The following table provides a reconciliation of total segment EBITDA from continuing operations for the years ended August 31, 2023 and 2022:

	August 31, 2023	August 31, 2022
Total Net loss from continuing operations	$(5,298,196)	$(7,591,250)
Interest income	77,636	-
Interest expense	892,809	2,923
Income tax (expense) benefit	-	-
Depreciation and amortization	369,327	155,790
Total segment EBITDA from continuing operations	$(4,113,696)	$(7,432,537)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Helix House	$223,493	$406,300
Other	2,245,775	3,471,334
Total assets	$2,469,268	$3,877,634

6. BUSINESS ACQUISITIONS

In March 2022, the Company closed the acquisition of 100% of the equity interests of Helix House, LLC, a marketing agency based in Scottsdale, Arizona, for an initial closing purchase price of $2,250,000. The closing purchase price included $1,200,000 in cash and 18,004,115 shares of restricted common stock valued at $1,050,000 at the acquisition date. There is additional earn-out potential based on future revenue growth of Helix House, LLC. The earn-out potential was up to a total of $600,000 in cash and $1,900,000 in stock, which is valued at the average of the closing prices of the Company’s common stock for the 20 trading days following the achievement of the revenue milestones. Based on year-to-date activity with the Helix House acquisition, the Company calculated the potential earnout liability to be at 50%. On September 8, 2023, an amendment to the purchase agreement was signed, in which the Company issued 38,206,314 shares of common stock to the previous owners of Helix House, LLC. The cash portion of the amended earn-out payment earnout liability of $300,000 will be paid by September 2027.

Consideration:
Cash	$1,200,000
Contingent earnout liability	935,137
Common stock	1,050,000
Total consideration	$3,185,137

Assets acquired:
Cash	$60,085
Accounts receivable	10,000
Other assets	18,805
Intangible assets	805,000
Goodwill	2,324,247
Total assets acquired	$3,218,137
Deferred revenue	(33,000)
Total purchase consideration	$3,185,137

The initial goodwill calculated for the Helix House acquisition was 2,324,247, along with specifically identifiable intangible assets of $805,000, see Footnote 7. The Company recorded a loss on goodwill impairment in the amount of $1,122,443 during the year ended August 31, 2022. There was no impairment for the year ended August 31, 2023.

On June 8, 2022, the Company closed the acquisition of FluidFi, Inc., dba Alchemy Technologies (“FluidFi”). Business Warrior obtained 100% of FluidFi’s equity interest for $800,000 in cash and $1,823,671 in preferred stock with a 7%, three-year cash dividend.

Consideration:
Cash	$800,000
Preferred stock	1,823,671
Total consideration	$2,623,671

Assets acquired:
Cash	$611,318
Accounts receivable	429,099
Other assets	77,003
Goodwill	2,901,381
Total assets acquired	$4,018,801
Accounts payable	(195,130)
Acquired partner debt	(1,200,000)
Total purchase consideration	$2,623,671

The initial goodwill calculated for the FluidFi acquisition was $2,901,381. Based on changes in management’s focus on this business, the Company determined a triggering event occurred and an impairment analysis was performed. As a result, the Company recorded a full impairment loss of $2,901,381 during the year ended August 31, 2022.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Helix House and FluidFi for the year ended August 31, 2022, as if each of these business combinations had occurred as of September 1, 2021. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the year ended August 31, 2022:

2022
Gross sales	$6,505,447
Net sales	4,849,317
Net operating loss	(3,586,722)
Net loss	$7,610,545)

Net income per share - basic and diluted	$(0.018)

Weighted average number of shares of common stock
outstanding - basic and diluted	434,700,005

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

7. LOANS RECEIVABLE

During the year ended August 31, 2022, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of August 31, 2023, the Company had a loans receivable balance of $183,406 which are all considered current. As of August 31, 2022, the Company had a loans receivable balance of $293,618, of which $70,399 was considered current. The Company has $137,146 and $59,427 recorded as an allowance for doubtful accounts as of August 31, 2023 and 2022, respectively.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	August 31, 2023	August 31, 2022
Software and computer equipment	5 years	$652,892	$652,892
Furniture and fixtures and other equipment	5 years	2,960	2,960
Total property and equipment		655,852	655,852
Less accumulated depreciation		(603,682)	(411,219)
Total property and equipment, net		$52,170	$244,633

For the years ended August 31, 2023 and 2022, depreciation expense was $192,463 and $139,158, respectively.

9. INTANGIBLE ASSETS

	Useful lives	August 31, 2023	August 31, 2022
Customer relationships	8 years	$375,000	$-
Trademarks	Indefinite	340,000	$-
Non-compete agreements	2 years	90,000	-
Less accumulated depreciation		(158,450)	-
Total property and equipment, net		$646,550	$-

The Company recorded amortization expense in the amount of $158,450 for the year ended August 31, 2023, which includes amortization from the purchase date of March 2022.

10. FINANCE RIGHT-OF-USE ASSETS AND FINANCE LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	August 31, 2023	August 31, 2022
Finance right-of-use asset	$94,237	$94,237
Less accumulated depreciation	(36,432)	(18,018)
Finance right-of-use asset, net	$57,805	$76,219

Depreciation expense was $18,414 for the years ended August 31, 2023 and 2022, respectively.

Finance lease liabilities are summarized below:

	August 31, 2023	August 31, 2022
Finance lease liability	$55,960	$75,651
Less: current portion	(18,487)	(18,487)
Long term portion	$37,473	$57,164

Maturity of lease liabilities are as follows:

August 31, 2023
Year ending August 31, 2024	$21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	62,242
Less imputed interest	(6,282)
Present value of payments	$55,960

11. NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000. This note bears interest of 17.97% and matures in February 2024. As of August 31, 2023, the outstanding balance due was $17,588. As of August 31, 2023 and 2022, the outstanding balance is $17,588 and $75,000, respectively.

12. LINE OF CREDIT

The revolving line of credit (“LOC”) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. The LOC has a maturity date of September 30, 2024. As of August 31, 2023, and 2022, the Company’s principal balance is $2,103,112, and $0 with a debt discount of $473,311 and $0, respectively.

13. SBA LOANS

The Company entered into a SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. Interest only payments began in November 2022, and principal payments will begin in May 2055.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2024	$-
Year ending August 31, 2025	-
Year ending August 31, 2026	-
Year ending August 31, 2027	-
Year ending August 31, 2028	-
Thereafter	149,900
$149,900

14. DERIVATIVE FINANCIAL INSTRUMENTS

Detachable warrants

Certain promissory notes were issued with detachable warrants which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of August 31, 2023, and the amounts that were reflected in income related to derivatives for the period ended:

	August 31, 2023
	Indexed Shares	Fair Values
The financings giving rise to derivative financial instruments
Warrant derivatives	84,360,841	$325,246

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended August 31, 2023:

Warrant derivatives	$386,344

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	August 31, 2023
Quoted market price on valuation date	$0.0063 - $0.0091	$0.0062
Effective contractual conversion rates	$0.0125	$0.0125
Contractual term to maturity	5 years	4.64 years

Market volatility:
Volatility	231.20% - 233.87%	227.89% - 234.20%
Risk-adjusted interest rate	3.84% - 4.18%	4.18%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of August 31, 2023.

Year Ended August 31, 2023
Balances at beginning of period	$-
Issuances:
Warrant derivatives	711,590
Conversions	-
Warrant exercise	-
Changes in fair value inputs and assumptions reflected in income	(386,344)
Balances at end of period	$325,246

There were no detachable warrants as of August 31, 2022.

15. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $210,667 and $159,161 as of August 31, 2023 and 2022, respectively. These amounts are considered a current liability.

16. COMMITMENTS AND CONTINGENCIES

Contractual Obligation

As of August 31, 2023, the Company has recognized a contingent liability related to a contractual agreement with a customer. Under the terms of this agreement, Business Warrior Funding is obliged to ensure that customer's revenue share percentage yields payments totaling a minimum of $3,000,000 by December 31, 2023 (the “Penalty Date”). Should the payments accrued to the customer by the Penalty Date fall short of this threshold, Business Warrior Funding is committed to remitting a penalty equivalent to the shortfall. The deadline for this penalty payment, if applicable, was set for March 1, 2024.

The Company has accrued the full $3,000,000 net of a discount of $244,522 and is currently disputing the total liability amount under this agreement. The two parties are engaged in a legal dispute regarding the performance and terms of the contract. The outcome of this dispute could potentially alter the accrued contract obligation.

17. WARRANTS

As of August 31, 2023 and 2022, the Company had 84,360,841 and 0 warrants outstanding, respectively. The warrants, which were issued in 2023, were valued using a Black-Scholes Merton (“BSM”) model. The initial fair value of $711,591 was recorded in derivative liabilities on the balance sheet. The warrants are marked to market each reporting period with the changes in fair value recorded in the statement of operations. The warrants have an exercise price of $0.0125 per share and have a expiration period of 5 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – August 31, 2021	-
Issued	-
Exercised	-
Expired	-

Warrants Outstanding – August 31, 2022	-
Issued	84,360,841	$.0125	5.00 Years
Exercised	-
Expired	-
Warrants Outstanding – August 31, 2023	84,360,841	$0.0125	4.13 Years
Outstanding Exercisable – August 31, 2023	84,360,841	$0.0125	4.13 Years

18.  EQUITY

Series A preferred shares

As of August 31, 2023 and 2022, 15,500 shares were issued and outstanding with a par value of $.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion.  Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $.001.  As of August 31, 2023 and 2022, the Company has 0 and 12,017, respectively,  Preferred B shares issued and outstanding. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $.001. As of August 31,2023 and 2022, the Company has 50,000 Preferred C shares issued and outstanding. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

Stock options

The Company selected the Black-Scholes-Merton (“BSM”) valuation technique to calculate the grant date fair values for the stock options because it believes that this technique is reflective of all the inputs that market participants would likely consider in transactions involving warrants. The inputs include the strike price, underlying price, term to expiration, volatility, and risk-free interest rate.

During the year ended August 31, 2023, the Company granted 3,750,000 options with an exercise price of $0.02.

The weighted average range of inputs to the Black-Scholes Model for the grants issued during the year ended August 31, 2023 is as follows:

Stock Price	$0.0046
Exercise Price	$0.02
Dividend yield	0%
Expected volatility	167.38%
Risk-Free interest rate	3.70%
Expected life (in years)	2.50

Stock option activity for the year ended August 31, 2023 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Options outstanding August 31, 2021	-	$-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding August 31, 2022	-	$-	-
Options granted	3,750,000	0.02	5 Years
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding at August 31, 2023	3,750,000	$0.02	4.76 Years
Options exercisable at August 31, 2023	3,750,000	$0.02	4.76 Years

During the years ended August 31, 2023 and 2022, the Company recorded a total of $11,385 and $0 in stock-based compensation expense, respectively. At August 31, 2023, there was $0 in unrecognized costs related to the stock options granted. As of August 31, 2023, the options outstanding and exercisable have no intrinsic value.

19.  CONCENTRATIONS

For the years ended August 31, 2023 and 2022, the Company had two customers representing 22% and 24%, respectively of total revenue. For the years ended August 31, 2023 and 2022, the Company had three and one customers representing 60% and 42% respectively, of total accounts receivable.

20.  INCOME TAXES

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

The provision for Federal income tax consists of the following August 31:

Federal income taxes attributable to:	2023	2022
Current operations	$(792,132)	$(752,083)
Deferred	792,132	752,083
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant stems comprising our net deferred tax amount is as follows:

	2023	2022
Net operating loss carryover	$2,892,003	$1,455,884
Less: valuation allowance	(2,892,003)	(1,455,884)
Net deferred income taxes	$-	$-

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate the years ended August 31:

	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	-	-15.7%
Income tax expense (benefit) for the period	21.0%	5.3%

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

21.  EMPLOYEE RETENTION CREDIT

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria.  The Company recognized approximately $629,000 in employee retention credits during the year ended August 31, 2023.

22.  SUBSEQUENT EVENTS

Subsequent to the Company’s fiscal year end and through the date of this report, the Company entered into Secured Convertible Promissory Notes in the total principal amount of $574,836. Each of the notes was subject to a 30% Original Issue Discount (OID) resulting in net proceeds to the Company of $402,385. The Notes mature on December 31, 2025, and are convertible at a price per share shall be equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to closing. Notwithstanding the foregoing, if Thirty (30) calendar days, Sixty (60) calendar days, Ninety (90) calendar days, One Hundred Twenty calendar days (120), One Hundred Fifty calendar days (150), or One Hundred Eighty (180) calendar days after the date the Company’s stock is listed on a national market system exchange (the “Adjustment Dates”), the Optional Conversion Price then in effect is more than the Market Price then in effect (the “Adjustment Price”), on the Adjustment Date the Optional Conversion Price shall automatically lower to the Adjustment Price. Notwithstanding the foregoing, the Adjustment Price shall not be less than 150% of the minimum bid price requirement of the Principal Market for the Company’s Common Stock.

On January 30, 2024, the Company restructured the notes issued pursuant to a $5,000,000 Line of Credit. The line of credit was canceled, and the notes issued pursuant to the line were exchanged for new notes that did not accrue interest, but had a 30% OID. The notes had an original principal balance of $901,568 plus accrued and unpaid interest and were exchanged for new notes with a total principal balance of $1,161,174 including all accrued and unpaid interest from the prior notes.

From time-to-time after the Company’s fiscal year end, certain directors loaned the Company a total of $120,000 in the form of non-convertible promissory notes accruing interest at 10% per annum.

On September 8, 2023, the Company entered into an amendment to the membership interest purchase agreement between the sellers of Helix House, LLC and Company originally dated March 15, 2022. The amendment settled the earnout due to the sellers of Helix House LLC, which was to be $300,000 of cash and 38,206,314 shares of common stock. The stock was issued on September 8, 2023, and the cash is booked as a long-term payable. The payable to the sellers of Helix House is due on September 8, 2026. The total cash value of the stock and cash of $1,250,000, which was listed on the Company’s balance sheet as a Helix House earnout payable.

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

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2023 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) and inadequate technical skills of accounting personnel. To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Until we have the required funds, we do not anticipate implementing these remediation steps.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2023      that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he/she has served as such, and the business experience during at least the last five years:

Name and Address	Age	Date Appointed to Office	Position(s)
Rhett Doolittle	45	January 31, 2020	Chief Executive Officer, Director
Jonathan Brooks	38	January 31, 2020	President, Director
Jeremy Keehn	51	October 21, 2021	Chief Marketing Officer, Director

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

Rhett Doolittle, Chairman and CEO. Rhett Doolittle founded two previous private companies that were on the Inc 500 Fastest Growing Companies in the United States with the highest being #18. One of those companies had a 3-year growth rate of 8,416%. Rhett’s history of being President and Founder of previous businesses prepared him to build and run Business Warrior. In the 20+ years that Rhett has built and managed companies, he has always had a passion for helping businesses grow profitably. He’s traveled all over the country meeting with hundreds of business owners and marketers where he learned what makes them successful or what he feels attributed to their failure. Today, Rhett leans heavily on those learning experiences from working with businesses of all sizes as he scales and develops Business Warrior’s software technology and lending solution. Rhett leads the Company’s strategy and management of Business Warrior as the Chairman and Chief Executive Officer.

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

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during the fiscal year beginning September 1, 2021 and September 1, 2022 and ended August 31, 2022 and 2023.

Name and Principal Position	Year*	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(2)	Total ($)
Rhett Doolittle CEO	2022	$112,000	$-	$207,000		$-	$5,400	$324,400
	2023	$134,675	$-			-	$5,400	$140,075
Jonathan Brooks President	2022	$108,000	$-	$-		$248,000	$5,400	$361,400
	2023	$110,175	$-	$20,000			5,400	$135,575
Jeremy Keehn Chief Marketing Officer	2022	$170,000	$-	$-		$40,000	$-	$210,000
	2023	$196,000	$-	$-	$		$-	$196,000
Cody Cross	2022	$105,000	$-	$108,155		$6,000	$-	$219,155
	2023	$-	$-	$-			$-	$0

- Cody Cross is no longer an employee as of September 2023

*For fiscal year beginning September 1, 2022 and September 1, 2023

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of August 31, 2023, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 465,618,093      common shares were issued and outstanding as of August 31, 2023.

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Outstanding Series A Preferred Stock (3)	Percent of Class
Named Executive Officers and Directors (4)
Rhett Doolittle	3,000,000	1%	6,975	45%	-
Jonathan Brooks	3,000,000	1%	6,200	40%	-
Jeremy Keehn	3,090,251	1%	1,500	10%	-
Cody Cross	1,500,000	1%	775	5%
All executive officers and directors as a group (five people)	10,590,251	2.3%	15,500	100.0%	-

Other 5% Stockholders
Phoenix Associates, Inc.	26,433,333	5.7%
Tatyana Andreyeva	42,215,455	9.1%

(1)	All ownership is beneficial and of record, unless indicated otherwise.

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

Amounts due to related parties were $210,667 and $159,161 as of August 31, 2023 and 2022, respectively. These amounts are considered a current liability.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for the most recently completed fiscal year ended August 31, 2023 and for fiscal year ended August 31, 2022 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Accell	Accell
	Fiscal Year Ended	Fiscal Year Ended
Fee Category	31-Aug-23	31-Aug-22
Audit Fees	$150,300	$97,750
Audit Related Fees	$-	$-
Tax fees	$-	$-
All Other fees	$-	$-
Total	$150,300	$97,750

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

BUSINESS WARRIOR CORPORATION

Date: March 15, 2024	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2024	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: March 15, 2024	By:	/s/ Jonathan Brooks
Jonathan Brooks
President and Director

