Form 10-Q
period 2023-11-30
Business Warrior Corp
filed 2024-08-30
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 8, 2024, there were 506,961,773 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Business Warrior Corporation

Consolidated Financial Statements as of and for the three months ended November 30, 2023 (Unaudited)

2

3

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2023	2023

Assets
Current assets
Cash and cash equivalents	$87,292	$144,171
Accounts receivable, net	239,358	174,520
Current portion of loans receivable, net	23,290	46,260
Investments, at fair value	40,000	86,000
Prepaids and other current assets	43,901	59,988
Total current assets	433,841	510,939

Finance right-of-use asset, net	53,647	57,805
Property and equipment, net	48,063	52,170
Intangible assets, net	634,863	646,550
Goodwill	1,201,804	1,201,804
Total Assets	$2,372,218	$2,469,268

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$2,383,019	$1,904,281
Accrued contract liability, net of discount $122,929 and $244,522 as of	2,877,071	2,755,478
November 30, 2023 and August 31, 2023, respectively
Accrued dividends payable	495,833	408,333
Current portion of finance lease liability	18,487	18,487
Current portion of notes payable	3,235	17,588
Due to related party	260,496	210,667
Helix House payable	-	950,000
Total current liabilities	6,038,141	6,264,834

Derivative liability	312,773	325,246
Line of credit, net of discount $449,704 and $540,899 as of November 30, 2023 and of August 31, 2023, respectively	1,653,408	1,629,801
Parallel Line of Credit	156,000	-
Helix House earnout payable, non-current	300,000	300,000
Finance lease liability, long term	32,551	37,473
SBA loan, non-current	149,900	149,900
Total Liabilities	$8,642,773	$8,707,254

Commitments and contingencies (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16
Series C Preferred stock, 50,000 shares authorized; 50,000 shares issued and outstanding at November 30, 2023 and August 31, 2023outstanding	50	50
Common stock, $0.0001 par value; 850,000,000 shares authorized; 513,824,407 and 465,618,093 shares issued and outstanding as of November 30, 2023 and August 31, 2023	51,383	46,562
Additional paid in capital	11,451,198	10,378,519
Accumulated deficit	(17,773,202)	(16,663,133)
Total stockholders' deficit	(6,270,555)	(6,237,986)
Total Liabilities and Stockholders' Deficit	$2,372,218	$2,469,268

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	November 30,
	2023	2022
		(Restated - See Note 3)
Sales	$1,119,053	$1,455,742

Cost of sales	827,086	1,031,441

Gross profit	291,967	424,301

Operating expenses:
Advertising and promotion	37,827	66,246
Salaries and wages	451,250	778,307
Professional services	157,910	101,635
General and administrative expenses	129,072	224,668
Loss from operations	(484,092)	(746,555)

Other income (expense):
Interest expense	(509,369)	(187,889)
Unrealized change in fair value of investments	(46,000)	-
Change in fair value of derivative liability	12,473	(94,548)
Other income	4,419	38,750
Net loss before income taxes	(1,022,569)	(990,242)
Income taxes	-	-
Net loss	(1,022,569)	(990,242)

Preferred stock dividends	(87,500)	(145,833)

Net loss attributable to common stockholders	$(1,110,069)	$(1,136,075)

Basic and diluted loss per share	$(0.0021)	$(0.0022)

Weighted average shares outstanding - basic and diluted	476,402,593	448,406,527

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	9,994)	(10)		-	-	-	(981,033)	-	(981,043)

Deemed dividend of Preferred stock Series C	-	-	-	-	-	-	-	-	-	(145,833)	(145,833)

Net loss (restated - see Note 3)	-	-	-	-	-	-	-	-	-	(990,242)	(990,242)
											-
Balance November 30, 2022	15,500	$16	2,023	$2	50,000	$50	465,618,093	$46,562	$10,558,531	$(12,092,679)	$(1,487,515)
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2023	15,500	$16	-	$-	50,000	$50	465,618,093	$46,562	$10,378,519	$(16,663,133)	$(6,237,986)

Issuance of common stock for services	-	-	-	-		-	10,000,000	1,000	39,000	-	40,000

Conversion of debt to common stock	-	-	-	-	-	-	38,206,314	3,821	946,179	-	950,000

Deemed dividend of Preferred stock Series C	-	-	-	-	-	-	-	-	87,500	(87,500)	-

Net loss	-	-	-	-	-	-	-	-	-	(1,022,569)	(1,022,569)
											-
Balance November 30, 2023	15,500	$16	-	$-	50,000	$50	513,824,407	$51,383	$11,451,198	$(17,773,202)	$(6,270,555)

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November, 30
	2023	2022
		(Restated-SeeNote3)

Cash Flows from Operating Activities
Net loss	$(1,022,569)	$(990,242)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,952	35,997
Stock-based compensation	40,000	-
Change in fair value of derivative liability	(12,473)	94,548
Amortization of debt discount	227,004	58,498
Unrealized change in fair value of investments	46,000	-
Changes in operating assets and liabilities
Accounts receivable, net	(64,838)	113,856
Prepaids and other current assets	16,086	(752)
Deferred revenue	-	(469,697)
Accounts payable and accrued liabilities	484,435	119,395
Net cash from operating activities	(266,403)	(1,038,397)

Cash Flows from Investing Activities
Issuance of loans receivable	-	(1,852)
Payments received on loans receivable	22,970	69,182
Net cash from investing activities	22,970	67,330

Cash Flows from Financing Activities
Proceeds from line of credit	156,000	784,649
Payments of finance lease liability	(4,922)	(4,923)
Payments of SBA loan	-	(1,462)
Payments of notes payable	(14,353)	(14,353)
Payments of notes payable, related party	49,829	(14)

Net cash from financing activities	186,554	763,897

Change in cash and cash equivalents	(56,879)	(207,170)

Cash and cash equivalents at beginning of period	144,171	382,431

Cash and cash and equivalents at end of period	$87,292	$175,261

Noncash Investing and Financing Activities
Conversion of preferred stock into debt, net of debt discount	$-	$981,043
Deemed dividends of Series C preferred stock	$87,500	$145,833
Issuance of warrants	$-	$660,726

Supplemental Cash Flow Information
Cash paid for interest	$2,272	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements.

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended, the Company had $1,119,053 in revenues, a net loss of $1,022,569 and had net cash used in operations of $266,403. Additionally, as of November 30, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,604,300, $6,270,555, and $17,773,202, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The financial results for the three-month period ended November 30, 2023 include adjustments that are part of our ongoing efforts to enhance financial accuracy and operational efficiency. As a result, the financial performance for this quarter may not be indicative of the results for the entire fiscal year. The adjustments made are expected to influence our financial performance over a longer period, and as such, the outcomes for this quarter should be considered in the context of a full year’s performance. A more comprehensive assessment of our annual results will be provided in our year-end financial statements.

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

Intangible Assets—Certain intangible assets arose from the acquisition of Helix House, LLC on March 18, 2022 and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, if applicable:

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

Investments - The Company adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. The Company’s investments are securities traded over a broker-dealer network. Any unrealized gains/losses are recognized in “Other income”.

Impairment of Long-Lived Assets—Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with Accounting Standard Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. No impairment has been recorded for the three months ended November 30, 2023.

Goodwill—The Company’s goodwill balance of $1,201,804 as of November 30, 2023 resulted from the acquisitions of Helix House, LLC and FluidFi, Inc. Helix House, LLC was acquired on March 18, 2022, and FluidFi, Inc. was acquired on June 18, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. No impairment has been recorded for the three months ended November 30, 2023.

Accounts Receivable and Allowance for Doubtful Accounts— Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. Accounts receivable was evaluated as of November 30, 2023 and determined there are no uncollectible accounts.

Current portion of Notes Receivable, net-- Notes receivable are recorded at their principal amounts, less any allowance for doubtful accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $137,146 as of November 30, 2023 and August 31, 2023, respectively.

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

The Company has three main sources of revenue. Helix House is a premium marketing agency that charges monthly service fees and one-time project charges for providing small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. FluidFi Inc, dba Alchemy builds fully customized lending end-to-end lending software solutions for banks, lenders, and financial technology firms. Alchemy charges monthly recurring fees for each client's software-as-a-service as well as contracted work for custom software development. Business Warrior collects revenue for building software lending solutions, and sales and marketing solutions associated with each lending client. Business Warrior Funding collects principal and interest payments for providing business loans to small businesses.

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

Net Income (Loss) Per Common Share—The Company computes income per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. There are currently 513,824,407 shares of common stock outstanding as of November 30, 2023. There are 1,608,007,580 of CSE not included in the diluted per share because they are considered anti-dilutive.

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

Advertising and Promotion— The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $37,827 and $66,246 in advertising expenses for the three months ended November 30, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements — The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of and for the three months ended November 30, 2022 have been restated to properly reflect warrants issued in connection with the line of credit which resulted in a derivative liability. The derivative liability was determined to be approximately $755,000 as of November 30, 2022. Accordingly, the unaudited consolidated financial statements as of and for the three months ended November 30, 2022 have been restated to correctly reflect this change.

The effects of the restatement are as follows:

	November 30, 2022
	As Reported	As Restated

Consolidated Statements of Operations
Change in fair value of derivative liability	$-	$(94,548)
Other income (expense)	47,831	38,751
Net loss	(971,944)	(990,241)
Consolidated Statement of Stockholders' Deficit
Net loss	(971,944)	(990,241)
Accumulated deficit	(11,928,548)	(12,092,678)
Total stockholders' deficit	(1,323,386)	(1,487,517)

Consolidated Statements of Cash Flows
Operating Activities
Net loss	$(971,944)	$(990,241)
Change in fair value derivative liability	-	94,548
Amortization of debt discount	-	58,498

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

As of November 30, 2023, the Company’s reportable segments were as follows:

•	Helix House
•	Other

The Other category includes the Company’s corporate headquarters and a less significant operating segment which was the FluidFi acquisition obtained during the year ended August 31, 2022.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three months ended November 30, 2023 and 2022 was as follows:

	Net Sales
	November 30, 2023	November 30, 2022
Helix House	$633,299	$549,699
Other	485,754	906,043
Total	$1,119,053	$1,455,742

	Net Loss
	November 30, 2023	November 30, 2022
Helix House	$(7,873)	$82,718
Other	(1,014,696)	(1,072,959)
Total	$(1,022,569)	$(990,242)

The following table provides a reconciliation of total segment EBITDA from continuing operations for the three months ended November 30, 2023 and 2022

	November 30, 2023	November 30, 2022
Total Net loss from continuing operations	$(1,022,569)	$(990,241)
Interest income	1,811	9,081
Interest expense	(282,366)	(196,970)
Income tax (expense) benefit	-	-
Depreciation and amortization	(19,952)	(36,997)
Total EBITDA from continuing operations	$(1,323,076)	$(1,215,127)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at November 30, 2023 and August 31, 2023  were as follows:

	November 30, 2023	August 31, 2023
Helix House	$225,811	$223,493
Other	2,146,407	2,245,775
Total assets	$2,372,218	$2,469,268

6. LOANS RECEIVABLE

During the year ended August 31, 2023, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of November 30, 2023, the Company had a loans receivable balance of $23,290. As of August 31, 2023, the Company had a loans receivable balance of $46,260, of which all are considered current. The Company has $137,146 recorded as an allowance for doubtful accounts as of November 30, 2023 and August 31, 2023.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	November 30, 2023	August 31, 2023
Software and computer equipment	5 years	$649,483	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		652,443	655,852
Less accumulated depreciation		(604,380)	(603,682)
Total property and equipment, net		$48,063	$52,170

For the three months ended November 30, 2023 and 2022, depreciation expense was $4,107 and $31,839, respectively.

8. INTANGIBLE ASSETS

	Useful lives	November 30, 2023	August 31, 2023
Customer relationships	8 years	$375,000	$375,000
Trademarks	Indefinite	340,000	$340,000
Non-compete agreements	2 years	90,000	90,000
Less accumulated depreciation		(170,137)	(158,450)
Total intangible assets, net		$634,863	$646,550

For the three months ended November 30, 2023 and 2022, amortization expense was $11,687 and $0, respectively.

Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$35,317
2025	46,875
2026	46,875
2027	46,875
2028	47,003
Thereafter	71,918
$294,863

9. FINANCE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	November 30, 2023	August 31, 2023
Finance Lease	$94,237	$94,237
Less accumulated depreciation	(40,590)	(36,432)
Finance lease, net	$53,647	$57,805

Depreciation expense was $4,158 for the three months ended November 30, 2023 and 2022.

Finance lease liabilities are summarized below:

	November 30, 2023	August 31, 2023
Finance lease liability	$51,038	$55,960
Less: current portion	(18,487)	(18,487)
Long term portion	$32,551	$37,473

Maturity of lease liabilities are as follows:

November 30, 2023
Year ending August 31, 2024	21,340
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	62,242
Less imputed interest	(11,204)
PV of payments	$51,038

10. NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000. This note bears interest of 17.97% and matures in February 2024. As of November 30, 2023 and August 31, 2023, the outstanding balance due was $3,235 and $17,588, respectively. This note was paid off on December 28, 2023 – no interest or penalties were assessed by Elev8 Advisors.

The Company made payments of $14,353 to bring the note payable balance to $60,647 for the three months ended November 30, 2022.

11. LINE OF CREDIT

The revolving line of credit (“LOC”) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. The LOC has a maturity date of September 30, 2024. As of November 30, 2023 and August 31, 2023, the Company’s principal balance is $2,103,112, and $0 with a debt discount of $449,704 and $540,899, respectively.

12. SBA LOANS

The Company also entered into a normal SBA loan during 2020 with a principal amount of $149,900. The note bears interest at a rate of 3.75% per annum. On March 16, 2021, the SBA announced extended deferment periods for all COVID-19 and other disaster loans.. Interest only payments began in November 2022, and principal payments will begin in May 2055.

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2024	$-
Year ending August 31, 2025	$-
Year ending August 31, 2026	$-
Year ending August 31, 2027	$-
Year ending August 31, 2028	$-
Thereafter	149,900
$149,900

13. DERIVATIVE FINANCIAL INSTRUMENTS

Certain promissory notes were issued with detachable warrants and embedded derivatives which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of November 30, 2023 and August 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	November 30, 2023
The financings giving rise to derivative financial instruments	Indexed	Fair
	Shares	Values
Warrant Derivatives	84,360,841	$312,773
Redemption Feature Derivatives	62,654,324	177,000
Total	147,015,165	$489,773

	August 31, 2023
The financings giving rise to derivative financial instruments	Indexed	Fair
	Shares	Values
Warrant Derivatives	84,360,841	$325,246
Total	84,360,841	$325,246

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended November 30, 2023 and 2022:

	For the Three Months Ended
	November 30,
	2023	2022
Change in fair value of derivative liability	$(30,621)	$(94,548)
Loss on issuance of derivative	25,166	-
Total	$(5,455)	$(94,548)

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0063 - $0.0091	$0.0040
Effective contractual conversion rates	$0.0125	$0.0125
Contractual term to maturity	5 years	3.84 years
Market volatility:
Volatility	231.20% - 233.87%	202.34% - 211.24%
Risk-adjusted interest rate	3.84% - 4.18%	4.48%

The Company utilized the Binomial Lattice Model technique for the redemption feature derivatives. The significant assumptions utilized in the lattice model is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the lattice calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0033 - $0.00419	$0.0040
Effective contractual conversion rates	$0.0033 - $0.006	$0.0033 - $0.006
Contractual term to maturity	1.44 years	1.34 years
Market volatility:
Volatility	166.86% - 212.70%	187.96% - 219.36%
Risk-adjusted interest rate	5.02% - 5.42%	4.73% - 5.16%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of November 30, 2023 and August 31, 2023.

	Period Ended	Period Ended
	November 30, 2023	August 31, 2023
Balances at beginning of period	$325,246	$-
Issuances:
Warrant derivatives	(12,473)	711,590
Redemption feature derivatives		-
Conversions	-	-
Warrant exercise	-	-
Changes in fair value inputs and assumptions reflected in income		(386,344)
Balances at end of period	$312,773	$325,246

14. RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $260,496 and $210,667 as of November 30, 2023 and August 31, 2023. These amounts are considered a current liability and are amounts not necessarily what third parties would have agreed to. These related party notes payable carry a 10% interest rate.

15. COMMITMENTS AND CONTINGENCIES

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

The Company has accrued the full $3,000,000 net of a discount of $122,929 and is currently disputing the total liability amount under this agreement. The two parties are engaged in a legal dispute regarding the performance and terms of the contract. The outcome of this dispute could potentially alter the accrued contract obligation.

16. LEGAL PROCEEDINGS

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

Management evaluates legal proceedings on an ongoing basis and makes provisions for estimated losses when those losses are both probable and reasonably estimable. The ultimate resolution of these legal proceedings may differ from current estimates, and changes in these estimates could materially impact the Company’s financial position and results of operations.

17. WARRANTS

As of November 30, 2023 and August 31, 2023, the Company had 84,374,212 outstanding, respectively. The warrants, which were issued in 2023, were valued using a Black-Scholes Merton (“BSM”) model. The initial fair value of $711,591 was recorded in derivative liabilities on the balance sheet. The warrants are marked to market each reporting period with the changes in fair value recorded in the statement of operations. The warrants have an exercise price of $0.0125 per share and have an expiration period of 5 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – August 31, 2023	84,374,212	$.0125	5.00 Years
Issued	-
Exercised	-
Expired	-
Warrants Outstanding – November 30, 2023	84,374,212	$.0125	5.00 Years
Outstanding Exercisable – November 30, 2023	84,374,212	$.0125	5.00 Years

18. EQUITY

Series A preferred shares

As of November 30, 2023 and August 31, 2023, 15,500 shares were issued and outstanding with a par value of $0.001. These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $0.001. As of November 30, 2023 and August 31, 2023, the Company has 0, respectively, Preferred B shares issued and outstanding. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $0.001. As of November 30, 2023 and August 31, 2023, the Company has 50,000 Preferred C shares issued and outstanding. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

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

19. REVENUE

The Company’s operations primarily consist of providing Software as a Service (“SaaS”), Software development, and Marketing services . The following table disaggregates the Company’s revenue by service type for the three months ended November 30, 2024 and 2023:

	Three months ended
	November, 30
	2023	2022
		(Restated - See Note 3)
SaaS and Software development	$485,754	$906,043
Marketing services	633,299	549,699
Total revenue	$1,119,053	$1,455,742

20. CONCENTRATIONS

For the three months ended November 30, 2023 and 2022, the Company had four customers representing 45% of total revenue and 32% of total revenue, respectively. For the three months ended November 30, 2023, the Company had two customers representing 38% of total accounts receivable and three customers representing 60% of total accounts receivable as of August 31, 2023.

21. INCOME TAXES

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

The provision for Federal income tax consists of the following three months ended November 30:

Federal income taxes attributable to:	2023	2022
Current operations	$(101,569)	$(156,777)
Less: valuation allowance	101,569	156,777
Net provision for federal income taxes	$-	$-

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings related. The statue of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed. As of November 30, 2023 the tax returns for year ended August 31, 2023 have not been filed.

22. SUBSEQUENT EVENTS

Subsequent to the Company’s first quarter and through the date of this report, the Company entered into Secured Convertible Promissory Notes in the total principal amount of $464,836. Each of the notes was subject to a 30% Original Issue Discount (OID) resulting in net proceeds to the Company of $361,385. Additionally, the Company entered into Unsecured Convertible Promissory Notes in the total principal amount of $131,579. Each of the notes was subject to a 5% OID resulting in net proceeds to the Company of $125,000, and bear interest at a rate equal to fifteen percent per annum. The Notes mature on December 31, 2025, and are convertible at a price per share shall be equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to closing. Notwithstanding the foregoing, if Thirty (30) calendar days, Sixty (60) calendar days, Ninety (90) calendar days, One Hundred Twenty calendar days (120), One Hundred Fifty calendar days (150), or One Hundred Eighty (180) calendar days after the date the Company’s stock is listed on a national market system exchange (the “Adjustment Dates”), the Optional Conversion Price then in effect is more than the Market Price then in effect (the “Adjustment Price”), on the Adjustment Date the Optional Conversion Price shall automatically lower to the Adjustment Price. Notwithstanding the foregoing, the Adjustment Price shall not be less than 150% of the minimum bid price requirement of the Principal Market for the Company’s Common Stock.

In May of 2024, the Company entered into Unsecured Convertible Promissory Notes in the total principal amount of $75,000. These notes do not include an Original Issue Discount (OID) and are structured as a traditional loan with principal and interest payments due. The note bears interest at a rate equal to eighteen percent per annum and has a term of sixty months. The convertible terms of this note are consistent with those previously mentioned, but the aggregate amount that may be converted into Common Stock shall be equal to the outstanding principal and interest with conversion at a price per share equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to closing. Furthermore, if Thirty (30) calendar days, Sixty (60) calendar days, Ninety (90) calendar days, One Hundred Twenty (120) calendar days, One Hundred Fifty (150) calendar days, or One Hundred Eighty (180) calendar days after the date the Company’s stock is listed on a national market system exchange (the “Adjustment Dates”), the Optional Conversion Price then in effect exceeds the Market Price then in effect (the “Adjustment Price”), on the Adjustment Date the Optional Conversion Price shall automatically lower to the Adjustment Price. Notwithstanding the foregoing, the Adjustment Price shall not be less than 150% of the minimum bid price requirement of the Principal Market for the Company’s Common Stock.

On June 21, 2024, the Company entered into a Secured Convertible Promissory Note in the total principal amount of $300,000. This note does not include an Original Issue Discount (OID) and is structured as a traditional loan with principal and interest payments due. The note bears interest at a rate equal to eighteen percent per annum and has a term of thirty-six months. The convertible terms of this note are consistent with those previously mentioned, but the aggregate amount that may be converted into Common Stock shall be equal to the outstanding principal and interest plus $15,000 with conversion at a price per share equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to closing. Furthermore, if Thirty (30) calendar days, Sixty (60) calendar days, Ninety (90) calendar days, One Hundred Twenty (120) calendar days, One Hundred Fifty (150) calendar days, or One Hundred Eighty (180) calendar days after the date the Company’s stock is listed on a national market system exchange (the “Adjustment Dates”), the Optional Conversion Price then in effect exceeds the Market Price then in effect (the “Adjustment Price”), on the Adjustment Date the Optional Conversion Price shall automatically lower to the Adjustment Price. Notwithstanding the foregoing, the Adjustment Price shall not be less than 150% of the minimum bid price requirement of the Principal Market for the Company’s Common Stock.

Additionally, the Company entered into an Unsecured Promissory Note in the total principal amount of $30,000. This note bears interest at a rate equal to eight percent per annum, with a balloon payment due on November 1, 2024. There are no convertible terms associated with this note.

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

On August 2, 2024, the Company filed an 8-K report outlining the terms of a merger with Innovative Payment Solutions (IPSI).

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

Results of Operations

For the Three Months Ended November 30, 2023 and 2022

Revenues

For the three months ended November 30, 2023, and 2022 the Company had revenues of $1,119,053 and $1,455,742, respectively. The decrease is attributable to the expiration of a client agreement started in November of 2021 that was accrued over twelve months ending October of 2022, which represented $469,697 of revenue in the previous period ended November 30, 2022. The revenue in the current quarter did increase 6.2% as compared to the previous quarter ended August 31, 2023, which the majority of that increase is due to sales in the Company’s PayPlan product line. Cost of sales was $827,086, down from $1,031,441 in the previous year, which is in proportion to the decrease in revenue.

Operating Expenses

Operating expenses for the three-month period ending on November 30, 2023 were $776,059, down from $1,170,856 in the prior year. This reduction was due to lower advertising and promotion expenses, which decreased from $66,246 to $37,827. Salaries and wages also saw a notable reduction from $778,307 to $451,250, and general and administrative expenses decreased from $224,668 to $129,072, reflecting the Company's efforts to streamline operations and reduce overhead costs. Professional services expenses increased to $157,910 from $101,635, due to an increase in legal expenses. The net effect was a decrease in the operating loss for the period ending November 30, 2023 of $262,463 compared to the period ended November 30, 2022.

Net Loss

For the three months ended November 30, 2023 and 2022 we had Net (Loss) of $(1,022,569) and $(990,242) respectively. The increased net loss was influenced by higher interest expenses, which rose to $509,369 from $187,889, due to increased borrowings to support business operations, and offset by a reduction in operating expenses.

Assets and Liabilities

As of November 30, 2023, total assets were $2,372,218, down from $2,469,268 as of August 31, 2023. The decrease in assets was primarily due to a reduction in cash and cash equivalents, which declined to $87,292 from $144,171. Accounts receivable increased to $239,358 from $174,520, reflecting extended credit terms to customers.

Total current liabilities as of November 30, 2023 decreased to $6,038,141 from $6,264,834 as of August 31, 2023. The majority of the decrease is attributable to a payable associate with the acquisition of Helix House of $950,000, which was converted to equity. The decrease was offset by an increase of $478,738 in accounts payable and accrued liabilities. The contingent liability is $2,877,071 as of November 30, 2023.

Total liabilities were $8,642,773 as of November 30, 2023, slightly down from $8,707,254 as of August 31, 2023. This decrease was mainly due to a reduction in accounts payable and accrued liabilities. The Company continues to manage its liabilities carefully to maintain financial stability.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activities was $(266,403) for the three months ended November 30, 2023 compared to $(1,038,397) for the three months ended November 30, 2022. The change is a result of decreases in depreciation and amortization, changes in fair value of the derivative liability and decreases in deferred revenue. These amounts were offset by an increase the amortization of debt discount, unrealized change in fair value investments, increases in accounts payable and accrued liabilities and stock-based compensation.

4

Cash provided by investing activities

Net cash from investing activities was 22,970 for the three-month period ended November 30, 2023, as compared to net cash of $67,330 for the same period the previous year ended November 30, 2022. The majority of the decrease in net cash from investing activities is due to the small business loans being fully collected that were provided by Business Warrior Funding and no new loans being issued.

Cash provided by financing activities

Net cash from financing activities decreased to $186,553 as of November 30, 2023, as compared to $763,897 for the same period in 2022. The decrease was due to a decrease of proceeds from the issuance of Common Stock, but offset from the proceeds from a line of credit.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Going concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended, the Company had $1,119,053 in revenues, a net loss of $1,022,568 and had net cash used in operations of $266,402. Additionally, as of November 30, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,604,299, $6,279,553, and $17,773,200, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on such an evaluation, the Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures and concluded that we did not have effective disclosure controls and procedures..

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

5

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

American Express Travel Relates Services Company, Inc. vs. Business Warrior Corporation, Index No: 651767/2024, Supreme Cour of the State of New York.

On April 5, 2024, American Express Travel Related Services Company, Inc. filed a lawsuit against Business Warrior Corporation for breach of a commercial credit agreement seeking judgment for the sum of $72,186.52 plus legal fees. Business Warrior Corporation is working to settle this case.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

Item 1a. Risk Factors.

There have been no material changes to the risk factors disclosed in Part 1, Item 1a of our Annual Report on Form 10-K for the year ended August 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

6

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: August 30, 2024	By:	/s/ Rhett Doolittle
	Name:	Rhett Doolittle
	Title:	Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

8