Form 10-Q
period 2024-02-29
Business Warrior Corp
filed 2024-12-23
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2024

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 20, 2024, there were 506,961,773 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Business Warrior Corporation

Consolidated Financial Statements as of and for the three months and six months ended February 29, 2024, and February 28, 2023 (Unaudited) Business Warrior Corporation

Page

Consolidated Balance Sheets as of February 29, 2024 (unaudited) and August 31, 2023	F-1

Consolidated Statements of Operations for the three months and six months ended February 29, 2024 and February 28, 2023 (unaudited)	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the three months and six months ended February 29, 2024 and February 28, 2023 (unaudited)	F-4

Consolidated Statements of Cash Flows for the six months ended February 29, 2024, and February 28, 2023 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6

2

BUSINESS WARRIOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	August 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$46,308	$144,171
Accounts receivable, net	125,262	174,520
Current portion of loans receivable, net	4,638	46,260
Investments, at fair value	59,000	86,000
Prepaids and other current assets	17,260	59,988
Total current assets	252,468	510,939
Finance right-of-use asset, net	49,489	57,805
Property and equipment, net	36,419	52,170
Intangible assets, net	623,305	646,550
Goodwill	1,201,804	1,201,804
Total Assets	$2,163,485	$2,469,268

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	2,109,721	1,904,281
Accrued contract liability, net of discount $83,140 and $244,522 as of February 29, 2024 and August 31, 2023, respectively	2,916,860	2,755,478
Accrued dividends payable	-	408,333
Current portion of finance lease liability	13,565	18,487
Current portion of notes payable	-	17,588
Convertible notes payable, current, net of discount of $114,787 and $0 as of February 29, 2024 and August 31, 2023, respectively	115,213
Due to related party	264,823	210,667
Helix House payable	-	950,000
Total current liabilities	5,420,182	6,264,834

Derivative Liability	2,551,491	325,246
Line of credit, net of discount $0 and $473,311 as of February 29, 2024 and August 31, 2023, respectively		1,629,801
Convertible notes payable, current, net of discount of $331,135 and $0 as of February 29, 2024 and August 31, 2023, respectively	3,306,803	-

Helix House earnout payable, non-current	300,000	300,000
Finance lease liability, long term	32,550	37,473
SBA loan, non-current	149,900	149,900
Total Liabilities	$11,760,926	$8,707,254

Commitments and contingencies (Note 15)

Stockholders’ Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16
Series C Preferred stock, 50,000 shares authorized; 0 and 50,000 shares issued and outstanding at February 29, 2024 and August 31, 2023, respectively	-	50
Common stock, $0.0001 par value; 850,000,000 shares authorized; 513,824,407 and 465,618,093 shares issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	51,383	46,562
Additional paid in capital	11,459,813	10,378,519

Treasury Stock, 6,862,634 and 0 shares as of February 29, 2024 and August 31, 2023, respectively	(549,010)	-
Accumulated deficit	(20,559,643)	(16,663,133)
Total stockholders’ deficit	(9,597,441)	(6,237,986)
Total Liabilities and Stockholders’ Deficit	$2,163,485	$2,469,268

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Sales	$678,276	$877,281	1,797,329	$2,333,023

Cost of sales	506,916	609,208	1,334,002	1,640,649

Gross profit	171,360	268,073	463,327	692,374

Operating expenses:
Advertising and promotion	78,570	26,008	116,397	92,254
Salaries and wages	407,489	611,600	858,739	1,389,907
Professional services	114,794	139,970	272,704	241,605
General and administrative expenses	148,431	206,342	277,503	431,010
Loss from operations	(577,924)	(715,847)	(1,062,016)	(1,462,402)

Other income (expense):
Interest expense, net	(465,554)	(95,327)	(974,923)	(283,216)
Unrealized change in fair value of investments	19,000	-	(27,000)	105,000
Contingent settlement costs	-	(2,509,620)	-	(2,509,620)
Change in fair value of derivative liability	(14,563)	291,214	(2,090)	196,666
Loss on exchange of debt	(2,172,212)	-	(2,172,212)	-
Employee retention credit	-	316,633	-	316,633
Other income (expense)	16,479	216,694	20,898	150,445
Total other income (expense)	(2,616,850)	(1,780,406)	(3,155,327)	(2,024,092)

Loss before income taxes	(3,194,774)	(2,496,253)	(4,217,343)	(3,486,494)
Provision for income taxes	-	-	-	-
Net loss	$(3,194,774)	$(2,496,253)	(4,217,343)	$(3,486,494)

Preferred stock dividends	$-	(87,500)	-	(233,333)

Net loss attributable to common stockholders	(3,194,774)	(2,583,753)	(4,217,343)	(3,719,827)

Basic and diluted loss per share	$(0.01)	$(0.01)	(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	487,660,282	465,618,093	487,660,282	465,618,093

See notes to unaudited consolidated financial statements.

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2022	15,500	$16	12,017	$12	50,000	$50	465,618,093	$46,562	$11,539,564	$(10,956,604)	$629,600

Conversion of preferred stock to debt	-	-	(9,994)	(10)	-	-	-	-	(981,033)	-	(981,043)

Deemed dividend of Series C preferred stock	-	-	-	-	-	-	-	-	-	(145,833)	(145,833)

Net loss (restated - See Note 3)	-	-	-	-	-	-	-	-	-	(990,242)	(990,242)

Balance November 30, 2022	15,500	$16	2,023	$2	50,000	$50	465,618,093	$46,562	10,558,531	(12,092,679)	(1,487,518)

Issuance of common stock for services	-	-	-	-		$-	-	-	-	-	-

Conversion of preferred stock to debt	-	-	(2,023)	(2)	-	-	-	-	(191,156)	-	(191,158)

Deemed dividend of Preferred stock Series C	-	-	-	-	-	-	-	-	-	(87,500)	(87,500)

Net loss	-	-	-	-	-	-	-	-	-	(2,496,253)	(2,496,253)
											-
Balance February 28, 2023	15,500	$16	-	$-	50,000	$50	465,618,093	$46,562	$10,367,375	$(14,676,432)	$(4,262,429)

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29 2024
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance August 31, 2023	15,500	$16	-	$-	50,000	$50	465,618,093	$46,562	$10,378,519	$(16,663,133)		$(6,237,986)

Issuance of common stock for services	-	-	-	-		$-	10,000,000	1,000	39,000	-		40,000

Conversion of debt to common stock	-	-	-	-	-	-	38,206,314	3,821	946,179	-		950,000

Deemed dividend of Preferred stock Series C	-	-	-	-	-	-	-	-	87,500	(87,500)		-

Net loss	-	-	-	-	-	-	-	-	-	(1,022,569)		(1,022,569)

Balance November 30, 2023	15,500	$16	-	$-	50,000	$50	513,824,407	$51,383	$11,451,198	$(17,773,202)		$(6,270,555)

Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	-	$(549,010)	(549,010)

Gain on treasury stock	-	-	-	-	-	-	-	-	8,615	-		8,615

Cancellation of preferred stock	-	-	-	-	(50,000)	(50)						(50)

Cancellation of deemed dividends of Preferred stock Series C	-	-	-	-	-	-	-	-	-	408,333		408,333

Net loss	-	-	-	-	-	-	-	-	-	(3,194,774)		(3,194,774)

Balance February 29, 2024	15,500	$16	-	$-	-	$-	513,824,407	$51,383	$11,459,813	$(20,559,643)	$(549,010)	$(9,597,441)

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 29,	February 28,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(4,217,343)	$(3,486,494)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	47,310	66,554
Change in goodwill	-	98,258
Stock based compensation	40,000	-
Change in fair value of derivative liability	2,090	(145,801)
Loss on exchange on debt	2,172,212
Amortization of debt discount	797,195	160,316
Unrealized change in fair value of investments	27,000	(105,000)
Changes in operating assets and liabilities
Accounts receivable, net	49,258	103,315
Prepaids and other current assets	42,728	7,116
Deferred revenue	-	(469,697)
Contingent Liability, net of discount	-	2,509,620
Accounts payable and accrued liabilities	462,393	534,786
Net cash from operating activities	(577,157)	(727,027)

Cash Flows from Investing Activities
Issuance of loans receivable	-	(1,852)
Payments received on loans receivable	41,622	98,436
Net cash from investing activities	41,622	96,584

Cash Flows from Financing Activities
Proceeds from notes payable	402,385
Proceeds from line of credit		744,870
Payments of finance lease liability	(9,846)	(9,846)
Cancellation of preferred stock	(50)	-
Gain on sale of treasury stock	8,615	-
Payments of notes payable	(17,588)	(32,361)
Payments of notes payable, related party	54,156	3,128
Net cash from financing activities	437,672	705,791

Change in cash and cash equivalents	(97,863)	75,348

Cash and cash equivalents at beginning of period	144,171	382,431

Cash and cash and equivalents at end of period	$46,308	$457,779

Noncash Investing and Financing Activities
Conversion of preferred stock into debt, net of debt discount	$-	$1,172,189
Deemed dividends of Series C preferred stock	$-	$233,333
Issuance of warrants	$-	$660,726
Conversion of debt to common stock	$950,000	$-
Repurchase of treasury stock	$549,010	$-

Supplemental Cash Flow Information
Cash paid for interest	$2,272	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization — Business Warrior Corporation (the Company” or “Business Warrior”) was originally incorporated under the name Kading Companies, S.A., under the International Business Companies Ordinance of the Territory of the British Virgin Islands on October 10, 1995. Kading Companies was traded on the Pink Sheets of the OTC Markets under the stock ticker KDNG. On January 27, 2020, Kading Companies was redomiciled in Wyoming. Bluume, LLC was founded in 2014 and was a sales and marketing organization that provided small businesses with basic advertising, merchant services, white label Point of Sale systems, and a white label business analytics software. On January 31, 2020, Bluume, LLC completed a triangular reverse merger with Kading Companies (formerly KDNG) and changed its name to Business Warrior. It is currently an active corporation in the state of Wyoming. The previous Bluume team took over all operations of the Company and formed a new business plan, which replaced all former plans of the previous management team at Kading Companies. In July 2020, the Company changed its stock ticker to BZWR.

On March 18, 2022, the Company acquired Helix House, LLC, a premium marketing agency that provides small business advertising services including digital marketing. Additionally, on June 18, 2022, the Company acquired FluidFi Inc., dba Alchemy Technology, a lending technology company that builds fully customized lending end-to-ending lending solutions.

Nature of Operations — Business Warrior has three divisions of the company: Helix House, LLC, Alchemy Technologies, and Business Warrior. Helix House is a premium marketing agency that provides small business advertising services including digital marketing (YouTube, Google, social media), traditional marketing (billboards, mailers, fliers, etc.), and social media content. Alchemy builds and manages lending software technology for enterprise businesses which are fully customized for each client. Through the combination of services from Helix House and Alchemy, Business Warrior offers a full service lending as a service solution known as PayPlan: a comprehensive lending software platform that includes marketing services to drive applicants for lenders and merchants.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months and six months ended February 29, 2024, the Company had $678,276 and $1,797,329 in revenues, a net loss of $3,194,774 and $4,217,343, respectively. The Company had net cash used in operations of $577,157 for the six months ended February 29, 2024. Additionally, as of February 29, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,167,714, $9,597,441, and $20,559,643 respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

Basis of Presentation — The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated and wholly owned subsidiaries. The consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The financial results for the six-month period ended February 29, 2024 include adjustments that are part of our ongoing efforts to enhance financial accuracy and operational efficiency. As a result, the financial performance for this quarter may not be indicative of the results for the entire fiscal year. The adjustments made are expected to influence our financial performance over a longer period, and as such, the outcomes for this quarter should be considered in the context of a full year’s performance. A more comprehensive assessment of our annual results will be provided in our year-end financial statements.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual events and results could materially differ from those assumptions and estimates.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits.

Intangible Assets — Certain intangible assets arose from the acquisition of Helix House, LLC on March 18, 2022 and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, if applicable:

Estimated
Asset	Useful Life
Customer Relationships	8
Trademarks	Indefinite
Non-Compete Agreements	2

Property and Equipment — Property and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

Investments — The Company adopted Accounting Standards Update (“ASU”) 2016-01 Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. The Company’s investments are securities traded over a broker-dealer network. Any unrealized gains/losses are recognized in “Other income”.

Impairment of Long-Lived Assets — Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with Accounting Standard Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. No impairment has been recorded for the three and six months ended February 29, 2024.

Goodwill — The Company’s goodwill balance of $1,201,804 as of February 29, 2024 resulted from the acquisitions of Helix House, LLC and FluidFi, Inc. Helix House, LLC was acquired on March 18, 2022, and FluidFi, Inc. was acquired on June 18, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. No impairment has been recorded for the three and six months ended February 29, 2024.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. Accounts receivable was evaluated as of February 29, 2024 and determined there are no uncollectible accounts.

Current portion of Notes Receivable, net — Notes receivable are recorded at their principal amounts, less any allowance for doubtful accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $137,146 as of February 29, 2024 and August 31, 2023, respectively.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standards Update 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from sales of products. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Net Income (Loss) Per Common Share — The Company computes income per common share, in accordance with ASC Topic 260, Earnings Per Share,which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. There are currently 513,824,407 shares of common stock outstanding as of February 29, 2024. There are 1,608,007,580 of CSE not included in the diluted per share because they are considered anti-dilutive.

Fair Value Measurements — ASC Topic 820, Fair Value Measurements, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Advertising and Promotion — The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $78,570 and $116,397 in advertising expenses for the three months and six months ended February 29, 2024. [LH1] The Company has $26,008 and $92,254 in advertising expenses for the three and six months ended February 28, 2023.

Cost of Sales — This is comprised of referral and sales commission, advertising for our premium marketing clients, website hosting fees, and data fees for our software subscribers.

Leases — Under ASC Top 842, ”Leases”, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

As of February 29, 2024, the Company’s reportable segments were as follows:

•	Helix House
•	Other

The Other category includes the Company’s corporate headquarters and a less significant operating segment which was the FluidFi acquisition obtained during the year ended August 31, 2022.

Performance Measures of Reportable Segments

Revenue and Net loss of the Company’s reportable segments for the six months ended February 29, 2024 and February 28, 2023 was as follows:

	Net Sales
	February 29, 2024	February 28, 2023
Helix House	$971,545	$1,078,097
Other	825,784	1,254,926
Total	$1,797,329	$2,333,023

	Net (Loss)/Income
	February 29, 2024	February 28, 2023
Helix House	$(60,797)	$72,958
Other	(4,156,546)	(3,559,452)
Total	$(4,217,343)	$(3,486,494)

Revenue and Net Loss of the Company’s reportable segments for the three months ended February 29, 2024 and February 28, 2023 was as follows:

	Net Sales
	February 29, 2024	February 28, 2023
Helix House	$338,246	$528,398
Other	340,030	348,883
Total	678,276	877,281

	Net Loss
	February 29, 2024	February 28, 2023
Helix House	$(52,924)	$(9,760)
Other	(3,141,850)	(2,486,493)
Total	(3,194,774)	(2,496,253)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at February 29, 2024 and August 31, 2023 were as follows:

	February 29, 2024	August 31, 2023
Helix House	$66,906	$223,493
Other	2,096,580	2,245,775
Total assets	$2,163,486	$2,469,268

5.	LOANS RECEIVABLE

During the year ended August 31, 2023, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of February 29, 2024, the Company had a loans receivable balance of $4,638. As of August 31, 2023, the Company had a loans receivable balance of $46,260, of which all are considered current. The Company has $137,146 recorded as an allowance for doubtful accounts as of February 29, 2024 and August 31, 2023.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	February 29, 2024	August 31, 2023
Software and computer equipment	5 years	$648,912	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		651,872	655,852
Less accumulated depreciation		(615,453)	(603,682)
Total property and equipment, net		$36,419	$52,170

For the three months and six months ended February 29, 2024, depreciation expense was $11,634 and $11,771, respectively.

For the three months and six months ended February 28, 2023, depreciation expense was $26,399 and $58,238, respectively.

7.	INTANGIBLE ASSETS

	Useful lives	February 29, 2024	August 31, 2023
Customer relationships	8 years	$375,000	$375,000
Trademarks	Indefinite	340,000	$340,000
Non-compete agreements	2 years	90,000	90,000
Less accumulated amortization		(181,695)	(158,450)
Total intangible assets, net		$623,305	$646,550

For the six months ended February 29, 2024 and February 28, 2023, amortization expense was $23,245 and $0, respectively.

For the three months ended February 29, 2024 and February 28, 2023, amortization expense was $11,558 and $0, respectively.

Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$23,759
2025	46,875
2026	46,875
2027	46,875
2028	47,003
Thereafter	71,918
$283,305

8.	FINANCE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	February 29, 2024	August 31, 2023
Finance lease	$94,237	$94,237
Less accumulated depreciation	(44,748)	(36,432)
Finance lease, net	$49,489	$57,805

Depreciation expense was $4,158 and $8,316 for the three months and six months ended February 29, 2024.

Depreciation expense was $4,158 and $8,316 for the three months and six months ended February 28, 2023.

Finance lease liabilities are summarized below:

	February 29, 2024	August 31, 2023
Finance lease liability	$46,115	$55,960
Less: current portion	(13,565)	(18,487)
Long term portion	$32,550	$37,473

Maturity of lease liabilities are as follows:

February 29, 2024
Year ending August 31, 2024	16,418
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,561
Total future minimum lease payments	57,319
Less imputed interest	(11,204)
PV of payments	$46,115

9.	NOTES PAYABLE

As of August 31, 2022, the Company entered into a note payable due to Elev8 Advisors for $75,000.  This note bears interest of 17.97% and matures in February 2024. As of February 29, 2024 and August 31, 2023, the outstanding balance due was $0 and $17,588, respectively.

The Company made payments of $17,588 to bring the note payable balance to $0 for the six months ended February 29, 2024.

10.	LINE OF CREDIT

The revolving line of credit (“LOC”) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. The LOC has a maturity date of September 30, 2024. As of February 29, 2024 and August 31, 2023, the Company’s principal balance is $0 and $2,103,112, with a debt discount of $0 and $473,311, respectively.

11.	CONVERTIBLE NOTES PAYABLE

As of February 29, 2024 and August 31, 2023, the Company had the following in outstanding convertible notes payable:

	Date of	Original	Original		Principal Balance as of
	Note	Principal	Issue	Note	February 29	August 31,
Ref No.	Issuance	Balance	Discount	Category	2024	2023
1	10/4/2023	$142,857	$(42,857)	*	$142,857	$-
2	10/22/2023	71,429	(21,429)	*	71,429	-
3	11/6/2023	15,714	(4,714)	*	15,714	-
4	1/30/2024	80,173	-	**	80,173	-
5	1/30/2024	80,173	-	**	80,173	-
6	1/30/2024	500,073	-	**	500,073	-
7	1/30/2024	500,756	-	**	500,756	-
8	1/30/2024	738,218	-	**	738,218	-
9	1/30/2024	1,159,124	-	**	1,159,124	-
10	1/30/2024	234,584	-	**	234,584	-
11	1/30/2024	35,714	(10,714)	***	35,715	-
12	1/30/2024	23,408	(7,022)	***	23,408	-
13	2/16/2024	29,762	(8,929)	***	29,762	-
14	2/16/2024	29,762	(8,929)	***	29,762	-
15	2/22/2024	226,190	(67,857)	***	226,190	-
	Less: unamortized discount				(445,922)	-
	Total	$3,867,937	$(172,451)		$3,422,016	$-
	Total Current				$115,213	$-
	Total Long Term				$3,306,803	$-

*The notes have no interest rate. The notes mature at the earlier of (i) September 30, 2024 or (ii) the date the Company’s shares are listed for trading on a National Securities Exchange. The holder has the option to convert the notes at any time at conversion price per share shall be equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to date which the Initial Advance is deposited with the Escrow Agent. The notes will automatically convert on the date the Company’s shares are listed for trading on a National Securities Exchange at the lower of (x) 80% of the opening price for the Shares on the first day of trading on a National Securities Exchange or if the Company is not trading on a National Securities Exchange at per share price equal to 80% of the average closing prices for the company’s common stock for the 10 trading days preceding the Conversion Date and (y) the Optional Conversion Price. The conversion option is not clearly and closely related to the debt host and as a result, it is required to be recorded as a derivative liability.

** On January 30, 2024, the Company entered into an exchange agreement with multiple debt holders whereby the Company and holders agreed to exchange debt principal and accrued interest and accrued default interest for new notes (“Exchange Notes”). The Exchange Notes have no interest rate but contain conversion options. Whenever an exchange of debt instruments adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange, it results in recording an extinguishment gain or loss. As a result, the extinguishment charge was calculated as follows:

Reacquisition Price:
Face Value	$3,293,101
Redemption Feature (Derivative Liability)	1,856,912
Total reacquisition price	5,150,013

Carrying Value of Original Debt:
Promissory Notes Payable	2,652,279
Accrued interest	207,506
Accrued interest (default interest)	118,016
Total carrying value of old debt	2,977,801

Loss on exchange of debt	$2,172,212

The loss on exchange of debt is the difference between the reacquisition price and the carrying value of the old debt.

The notes mature at the earlier of (i) December 31, 2025 or (ii) the date the Company’s shares are listed for trading on a National Securities Exchange. The holder has the option to convert the notes at a conversion price per equal to the closing price for the company’s common stock as reported by its Principal Market on the trading day immediately prior to the day the Company’s shares are listed for trading on a National Securities Exchange. If the holder converts at any time prior to the day the Company’s shares are listed for trading on a National Securities Exchange, the conversion price is equal to the closing price closing price for the company’s common stock as reported by its Principal Market on the trading day immediately prior to the day of conversion. The conversion option is not clearly and closely related to the debt host and as a result, it is required to be recorded as a derivative liability.

*** The notes have no interest rate. The notes mature at the earlier of (i) December 31, 2025 or (ii) the date the Company’s shares are listed for trading on a National Securities Exchange. The holder has the option to convert the notes at a conversion price per equal to the closing price for the company’s common stock as reported by its Principal Market on the trading day immediately prior to the day the Company’s shares are listed for trading on a National Securities Exchange. If the holder converts at any time prior to the day the Company’s shares are listed for trading on a National Securities Exchange, the conversion price is equal to the closing price closing price for the company’s common stock as reported by its Principal Market on the trading day immediately prior to the day of conversion. The conversion option is not clearly and closely related to the debt host and as a result, it is required to be recorded as a derivative liability.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of February 29, 2024 and August 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	February 29, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Warrant Derivatives	84,360,841	$259,135
Redemption Feature Derivatives	828,554,824	2,292,356
Total	912,915,665	$2,551,491

	August 31, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Warrant Derivatives	84,360,841	$325,246
Total	84,360,841	$325,246

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended February 28, 2024:

	For the Three Months Ended
	February 29, 2024	February 28, 2023
Change in fair value of derivative liability	$32,910	$291,214
Loss on issuance of derivative	(47,473)	-
Total	$(14,563)	$291,214

	For the Six Months Ended
	February 29, 2024	February 28, 2023
Change in fair value of derivative liability	$45,383	$196,666
Loss on issuance of derivative	(47,473)	-
Total	$(2,090)	$196,666

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0063 - $0.0091	$ 0.0034
Effective contractual conversion rates	$ 0.0125	$ 0.0125
Contractual term to maturity	5 years	3.59 years
Market volatility:
Volatility	231.20% - 233.87%	200.76% - 202.96%
Risk-adjusted interest rate	3.84% - 4.18%	4.46%

The Company utilized the Binomial Lattice Model technique for the redemption feature derivatives. The significant assumptions utilized in the lattice model is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the lattice calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0033 - $0.00419	$ 0.0034
Effective contractual conversion rates	$0.0033 - $0.006	$0.0033 - $0.006
Contractual term to maturity	1.44 years	1.09 years
Market volatility:
Volatility	166.86% - 212.70%	218.22% - 267.95%
Risk-adjusted interest rate	5.02% - 5.42%	4.64% - 5.30%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of February 29, 2024.

	Period Ended	Period Ended
	February 29, 2024	August 31, 2023
Balances at beginning of period	$325,246	$-
Issuances:
Warrant derivatives	-	711,590
Redemption feature derivatives	2,271,628	-
Conversions	-	-
Warrant exercise	-	-
Changes in fair value inputs and assumptions reflected in income	(45,383)	(386,344)
Balances at end of period	$2,551,491	$325,246

14.	RELATED PARTIES

The Board of Directors has adopted a written related party transaction policy. This policy applies to all transactions that qualify for disclosure. Information about transactions involving related persons is reviewed by management. Related persons include Company directors and executive officers, as well as their immediate family members. If a related person has a direct or indirect material interest in any Company transaction, then management would decide whether or not to approve or ratify the transaction. Amounts due to related parties were $264,823 and $210,667 as of February 29, 2024 and August 31, 2023, respectively. These amounts are considered a current liability and are amounts not necessarily what third parties would have agreed to. These related party notes payable carry a 10% interest rate. Interest expense for the three months and six months ended February 29, 2024 is $2,123 and $5,115, respectively. Interest expense for the three months and six months ended February 28, 2023 was $0.

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

As of August 31, 2023, the Company has recognized a contingent liability related to a contractual agreement with a customer. Under the terms of this agreement, Business Warrior Corporation is obliged to ensure that customer’s revenue share percentage yields payments totaling a minimum of $3,000,000 by December 31, 2023 (the “Penalty Date”). Should the payments accrued to the customer by the Penalty Date fall short of this threshold, Business Warrior Funding is committed to remitting a penalty equivalent to the shortfall. The deadline for this penalty payment, if applicable, was set for March 1, 2024.

The Company has accrued the full $3,000,000 net of a discount of $122,929 and is currently disputing the total liability amount under this agreement. The two parties are engaged in a legal dispute regarding the performance and terms of the contract. The outcome of this dispute could potentially alter the accrued contract obligation.

16.	LEGAL PROCEEDINGS

On November 28, 2022, the Company filed a complaint in United States District Court for the Central District of California, against Timothy Li, alleging breach of fiduciary duty, fraudulent concealment, civil theft under California Penal Code §§484 and 496, breach of duty of loyalty, and unfair competition in violation of CA Bus, & Prof. Code §§17200 et seq., in connection with the acquisition of FluidFi Inc. d/b/a Alchemy and the transfer by Timothy Li of $200,000 from accounts of FluidFi to Timothy Li after the closing of acquisition. As of August 31, 2023, the company recorded this $200,000 as a Bad Debt expense.

In a recent settlement on September 24, 2024, Business Warrior Corporation (BWC) and multiple associated parties have resolved ongoing disputes across several legal cases. This settlement includes actions filed in both federal and state courts involving claims and counterclaims among BWC, FluidFi, Constellation, Timothy Li, and other parties. The terms encompass the dismissal of all claims and the mutual release of all parties from further liability, effectively bringing closure to a series of protracted litigations.

The following details associated with the settlement have been reflected in the current period’s financial statement:

•	BZWR Series C Preferred Stock: Constellation will surrender, and Business Warrior Corporation will cancel, 50,000 shares of Series C Preferred Stock. Additionally, Constellation waives all past and future dividends associated with these shares. As of November 30, 2024, the Company recorded a $495,833 Accrued Dividends Payable that would have been due if the original terms of the agreement were met. However, this will be cancelled which will result in a zero accrued dividends payable balance, along with the reduction of the 50,000 shares of Series C Preferred Stock, to zero.
•	Release of Claims: Timothy Li will release all wage and hour claims against BWC, FluidFi, and other parties. Constellation also releases BWC and FluidFi from any claims related to the lease of the property at 732 East Utah Valley Drive, Suite 400, American Fork, Utah. The Company had previously booked a liability in the amount of $9,248 for this property, which the financials now reflect $0 due.
•	Settlement Payments: Constellation and Li will pay $100,000 to MBOCAL and LEVEL. Separately, Business Warrior Corporation will make a $60,000 payment to these parties. This has been recorded as payable due to Level Finance.

Management evaluates legal proceedings on an ongoing basis and makes provisions for estimated losses when those losses are both probable and reasonably estimable. The ultimate resolution of these legal proceedings may differ from current estimates, and changes in these estimates could materially impact the Company’s financial position and results of operations.

17.	WARRANTS

As of February 29, 2024 and August 31, 2023, the Company had 84,374,212 outstanding, respectively. The warrants, which were issued in 2023, were valued using a Black-Scholes Merton (“BSM”) model. The initial fair value of $711,591 was recorded in derivative liabilities on the balance sheet. The warrants are marked to market each reporting period with the changes in fair value recorded in the statement of operations. The warrants have an exercise price of $0.0125 per share and have an expiration period of 5 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – August 31, 2023	84,374,212	$0.0125	5.00 Years
Issued	-
Exercised	-
Expired	-
Warrants Outstanding – February 29, 2024	84,374,212	$0.0125	5.00 Years
Outstanding Exercisable – February 29, 2024	84,374,212	$0.0125	5.00 Years

18.	REVENUE

The Company’s operations primarily consist of providing Software as a Service (“SaaS”), Software development, and Marketing services. The following table disaggregates the Company’s revenue by service type for the three and six months ended February 29, 2024 and February 28, 2023:

	Three months ended		Six months ended
	February 29,	February 2,	February 29,	February 28,
	2024	2023	2024	2023

SaaS and Software development	$340,030	$348,883	$825,784	$1,254,926
Marketing services	338,246	528,398	971,545	1,078,097
Total revenue	$678,276	$877,281	$1,797,329	$2,333,023

19.	EQUITY

Series A preferred shares

As of February 29, 2024 and August 31, 2023, 15,500 shares were issued and outstanding with a par value of $0.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $0.001. As of February 29, 2024 and August 31, 2023, the Company has 0, respectively, Preferred B shares issued and outstanding. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $0.001. As of February 29, 2024 and August 31, 2023, the Company has 0 and 50,000 Preferred C shares issued and outstanding, respectively. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

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

20.	CONCENTRATIONS

For the three months ended February 29, 2024 and February 28 2023, the Company had three customers representing 19% and two customers representing 11%, respectively. For the six months ended February 29, 2024 and February 28, 2023, the Company had two customers representing 20% of total revenue and three customers representing 34%% of total revenue, respectively. For the six months ended February 29, 2024, the Company had one customer representing 34% of total accounts receivable and three customers representing 60% of total accounts receivable as of August 31, 2023.

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

The provision for Federal income tax consists of the following three months and six months ended February 29, 2024 and February 28, 2023, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings related. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed. As of February 29, 2024, the tax returns for year ended August 31, 2023 have not been filed.

22.	SUBSEQUENT EVENTS

Subsequent to the Company’s second quarter and through the date of this report, the Company entered into Unsecured Convertible Promissory Notes in the total principal amount of $131,579. Each of the notes was subject to a 5% OID resulting in net proceeds to the Company of $125,000, and bear interest at a rate equal to fifteen percent per annum. The Notes mature on December 31, 2025, and are convertible at a price per share shall be equal to the Closing Price for the Company’s Common Stock as reported by its Principal Market on the trading day immediately prior to closing. Notwithstanding the foregoing, if Thirty (30) calendar days, Sixty (60) calendar days, Ninety (90) calendar days, One Hundred Twenty calendar days (120), One Hundred Fifty calendar days (150), or One Hundred Eighty (180) calendar days after the date the Company’s stock is listed on a national market system exchange (the “Adjustment Dates”), the Optional Conversion Price then in effect is more than the Market Price then in effect (the “Adjustment Price”), on the Adjustment Date the Optional Conversion Price shall automatically lower to the Adjustment Price. Notwithstanding the foregoing, the Adjustment Price shall not be less than 150% of the minimum bid price requirement of the Principal Market for the Company’s Common Stock.

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

Additionally, the Company entered into the following additional Unsecured Promissory Notes:

•	$30,000 principal amount: Interest rate equal to eight percent per annum, with a balloon payment due on November 1, 2024. There are no convertible terms associated with this note.
•	$35,000 principal amount on August 9, 2024: Interest rate equal to eight percent per annum, with a balloon payment due on January 1, 2025. There are no convertible terms associated with this note.
•	$50,000 principal amount on September 6, 2024: Interest rate equal to eight percent per annum, with a balloon payment due on February 1, 2025. There are no convertible terms associated with this note.
•	$15,000 principal amount on September 10, 2024: Interest rate equal to eight percent per annum, with a balloon payment due on February 1, 2024. There are no convertible terms associated with this note.

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

In a recent settlement on September 24, 2024, Business Warrior Corporation (BWC) and multiple associated parties have resolved ongoing disputes across several legal cases. This settlement includes actions filed in both federal and state courts involving claims and counterclaims among BWC, FluidFi, Constellation, Timothy Li, and other parties. The terms encompass the dismissal of all claims and the mutual release of all parties from further liability, effectively bringing closure to a series of protracted litigations.

Key Settlement Terms and Case Details

•	Federal Action:
	o	Case Number: United States District Court, Central District of California, Case No. 8:22-CV-02144-DOC-ADS.
	o	Background: This federal lawsuit was initiated by BWC against Constellation, Li, and others, with a Second Amended Complaint filed on May 22, 2024. Constellation and Li responded with counterclaims and cross-claims on June 12, 2024.
•	State Action:
	o	Case Number: Superior Court of California, County of Orange, Case No. 30-2023-01322081-CU-FR-CJC.
	o	Background: This state case was filed by MBOCAL and LEVEL against FluidFi, BWC, and Li, with a Second Amended Complaint submitted on August 18, 2023. Both FluidFi/BWC and Constellation/Li filed cross-complaints against each other.

Settlement Highlights

•

BZWR Series C Preferred Stock: Constellation will surrender, and Business Warrior Corporation will cancel, 50,000 shares of Series C Preferred Stock. Additionally, Constellation waives all past and future dividends associated with these shares. As of November 30, 2024, the Company recorded a $495,833 Accrued Dividends Payable that would have been due if the original terms of the agreement were met. However, this will be cancelled which will result in a zero accrued dividends payable balance, along with the reduction of the 50,000 shares of Series C Preferred Stock, to zero.

•

Release of Claims: Timothy Li will release all wage and hour claims against BWC, FluidFi, and other parties. Constellation also releases BWC and FluidFi from any claims related to the lease of the property at 732 East Utah Valley Drive, Suite 400, American Fork, Utah, which had an amount due of $9,248 in Accounts Payable and Accrued Liabilities which is now zero.

•	Settlement Payments: Constellation and Li will pay $100,000 to MBOCAL and LEVEL. Separately, BWC will make a $60,000 payment to these parties.
•

Finalization and Dismissal: The agreement, fully executed on September 24, 2024, requires all parties to file for dismissal with prejudice in both the federal and state actions, effectively concluding these cases

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the Three Months Ended February 29, 2024 and February 28, 2023

Revenues

For the three months ended February 29, 2024, and February 28, 2023 the Company had revenues of $678,276 and $877,281, respectively. The decrease is a result of a loss of clients in the FluidFi subsidiary due the previous ownership groups commitments to clients that were impossible to achieve, coupled with an overall objective of the Company to only keep clients software projects that could be served at a profit or a return on investment in a reasonable amount of time. The decrease in cost of sales for the three months ended February 29, 2024 was $506,916, compared to $609,208 for the three months ended February 28, 2023, which is in relation to the decrease in revenue.

Operating Expenses

Operating expenses for the three months period ending on February 29, 2024 were $749,283 down from $983,920 for the three months ended February 28, 2023. This reduction was due to lower salaries and wages, which decreased from $611,600 to $407,489. Professional services also saw a notable reduction from $139,970 to $114,794, and general and administrative expenses decreased from $206,342 to $148,431, reflecting the Company’s efforts to streamline operations and reduce overhead costs. Professional services expenses increased to $157,910 from $101,635, due to an increase in legal expenses. The net effect was a decrease in the operating loss for the period ending February 29, 2024 of $137,789 compared to the period ended February 28, 2023. This is the second period in a row that The Company has had a significant reduction in operating losses for the period as it seeks to achieve its goal of reaching profitability as efficiently and promptly as possible.

Net Loss

For the three months ended February 29, 2024 and February 28, 2023 we had Net (Loss) of $(3,194,774) and $(2,496,253) respectively. The majority of the increased net loss was attributable an increase in interest expense from $95,327 in the previous year compared to $465,554 in the current period, which is attributable to the Company renegotiating terms on some institutional debt, so no monthly payments would be due until December of 2025.

For the Six Months Ended February 29, 2024 and February 28, 2023

Revenues

For the six months ended February 29, 2024 and February 28, 2023, the Company had revenues of $1,797,329 and $2,333,023, respectively. The decrease is a result of a loss of clients in the FluidFi subsidiary due the previous ownership groups commitments to clients that were impossible to achieve, coupled with an overall objective of the Company to only keep clients software projects that could be served at a profit or a return on investment in a reasonable amount of time. The decrease in cost of sales for the six months ended February 29, 2024 was $306,647, which is in relation to the decrease in revenue.

Operating Expenses

Operating expenses for the six months period ending on February 29, 2024 were $1,525,343 down from $2,154,776 for the six months ended February 28, 2023. This reduction was due to lower salaries and wages, which decreased from $1,389,907 to $858,739. General and administrative expenses decreased from $431,010 to $277,503 reflecting the Company’s efforts to streamline operations and reduce overhead costs. Professional services expenses increased to $272,704 from $241,605, due to an increase in legal expenses. The net effect was a decrease in the operating loss for the six months ending February 29, 2024 of $400,386 compared to the six months ended February 28, 2023. This is the second period in a row that The Company has had a significant reduction in operating losses for the period as it seeks to achieve its goal of reaching profitability as efficiently and promptly as possible.

Net Loss

For the six months ended February 29, 2024 and February 28, 2023 we had a net loss of $4,217,343 and $3,486,494, respectively. The majority of the increased net loss was attributable to an increase in interest expense from $283,216 in the previous year compared to $974,923 for the six months ended February 29, 2024, which is attributable to the Company renegotiating terms on some institutional debt, so no monthly payments would be due until December of 2025

Assets and Liabilities

As of February 29, 2024, total assets were $2,163,485, down from $2,469,268 as of August 31, 2023. The decrease in assets was due to a reduction in cash and cash equivalents, which declined to $46,308 from $144,171, and a reduction in the current portion of loans receivables from $46,260 to $4,638 as we collected the last payments from our small business lending solution that we stopped offering to customers. Accounts receivable decreased as well to $125,262 from $174,520, reflecting that we were able to collect from our clients more quickly.

Total current liabilities as of February 29, 2024, decreased to $5,420,182 from $6,264,834 as of August 31, 2023. The majority of the decrease is attributable to the payable associated with the acquisition of Helix House of $950,000, which was converted to equity. The contingent liability is $2,916,860 as of February 29, 2024.

Total liabilities were $11,760,926 as of February 29, 2024, which was an increase from $8,707,254 as of August 31, 2023. This increase was mainly due to the issuance of convertible notes payable with a carrying value of $3,422,016. The Company continues to manage its liabilities carefully to maintain financial stability.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activities was $(577,157) for the six months ended February 29, 2024 compared to $(777,892) for the six months ended February 28, 2023. This reduction in cash outflow is primarily attributed to the following significant changes:

•	Net Loss: The net loss for the period increased to $4,217,343 from $3,486,494, reflecting an improvement in operational results.
•	Amortization of Debt Discount: Amortization expense increased to $797,195, compared to $160,316 in the previous period, contributing to the higher cash outflows.
•

Derivative Liability: The change in the fair value of the derivative liability generated a positive adjustment of $2,090, compared to ($196,666) in the prior period, which provided a smaller non-cash offset to the net loss.

•	Accounts Payable and Accrued Liabilities: This line decreased, with an addition of $462,393 in the current period versus $534,786 in the prior period, impacting operating cash flow positively.
•	Contingent Liability: The contingent liability, net of discount, was $0 in the current period but contributed $2,509,620 in the prior period, impacting the comparative cash outflows.

Cash provided by investing activities

Net cash from investing activities was $41,622 for the six-month period ended February 29, 2024, as compared to net cash of $96,584 for the same period the previous year ended February 28, 2023. This decrease primarily resulted from payments on loans receivable totaled $41,622, a decline from $98,436 in the prior period. This reduction was due to lower collections from loan repayments during the period because the company shut the program down and stopped offering new loans, so there was less money to collect.

Cash provided by financing activities

Net cash from financing activities amounted to $437,672 for the six months ended February 29, 2024, compared to $756,656 in the same period of 2023. The key changes in financing cash flows include:

•	Proceeds from convertible notes payable: This new source of cash generated $402,385, which did not occur in the prior period.
•	Payments of Notes Payable, Related Party: Payments on related party notes payable increased significantly, amounting to $54,156, up from $3,128 in the prior period.

Overall Cash Flow and Ending Balance

The total decrease in cash and cash equivalents was $97,863 for the six months ended February 29, 2024, compared to an increase of $75,349 in the previous period. This decline is largely driven by reduced collections in investing activities and increased reliance on financing activities for liquidity. The ending cash balance as of February 29, 2024, was $46,308.

We currently do not have sufficient capital to fund our cash needs for the next 12 months. We intend to rely on financing from convertible debt, promissory notes, and sale of stock to fund our operations.

Going concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the six months ended February 29, 2024, the Company had $1,797,329 in revenues, a net loss of $4,217,343 and had net cash used in operations of $577,157. Additionally, as of February 29, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,167,714, $9,597,441, and $20,559,643, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on such an evaluation, the Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures and concluded that we did not have effective disclosure controls and procedures.

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

In a recent settlement on September 24, 2024, Business Warrior Corporation (BWC) and multiple associated parties have resolved ongoing disputes across several legal cases mentioned above. This settlement includes actions filed in both federal and state courts involving claims and counterclaims among BWC, FluidFi, Constellation, Timothy Li, MBOCAL, JKB Financial, Inc Dba Level Finance, and other parties. The terms encompass the dismissal of all claims and the mutual release of all parties from further liability, effectively bringing closure to a series of protracted litigations. The details of that settlement have been included in the subsequent events section of this filing.

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

101.INSXBRL	Instance Document
101.SCHXBRL	Taxonomy Extension Schema Document
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document
101.LABXBRL	Taxonomy Extension Label Linkbase Document
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document
101. DEFXBRL	Taxonomy Extension Definition Linkbase Document

*	Previously Filed

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS WARRIOR CORPORATION

Date: December 20, 2024	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

