Form 10-Q
period 2024-05-31
Business Warrior Corp
filed 2025-04-30
CIK 1830503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 30, 2025, there were 506,961,773 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference: None

BUSINESS WARRIOR CORPORATION

2

Item 1. – Financial Statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$84,314	$144,171
Accounts receivable, net	82,419	174,520
Current portion of loans receivable, net	-	46,260
Investments, at fair value	22,000	86,000
Prepaids and other current assets	23,858	59,988
Total current assets	212,591	510,939

Finance right-of-use asset, net	45,331	57,805
Property and equipment, net	30,448	52,170
Intangible assets, net	611,361	646,550
Goodwill	1,201,804	1,201,804
Total assets	$2,101,535	$2,469,268

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	2,457,952	1,904,281
Accrued contract liability, net of discount $0 and $244,522 as of May 31, 2024 and August 31, 2023, respectively	3,000,000	2,755,478
Accrued dividends payable	-	408,333
Current portion of finance lease liability	8,642	18,487
Current portion of notes payable	-	17,588
Convertible notes payable, current, net of discount of $65,440 and $0 as of May 31, 2024 and August 31, 2023, respectively	164,560	-
Due to related party	303,849	210,667
Helix house payable	-	950,000
Total current liabilities	5,935,003	6,264,834

Derivative liability	3,464,357	325,246
Line of credit, net of discount $0 and $473,311 as of May 31, 2024 and of August 31, 2023, respectively	-	1,629,801
Convertible notes payable, current, net of discount of $397,978 and $0 as of May 31, 2024 and August 31, 2023, respectively	3,371,540
Notes payable	75,000	-
Helix house earnout payable, non-current	300,000	300,000
Finance lease liability, long term	32,550	37,473
SBA loan, non-current	148,438	149,900
Total liabilities	$13,326,888	$8,707,254

Commitments and contingencies (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized
Series A Preferred stock; 15,500 shares authorized; 15,500 shares issued and outstanding	16	16
Series C Preferred stock, 50,000 shares authorized; 0 and 50,000 shares issued and outstanding at May 31, 2024 and August 31, 2023, respectively	-	50
Common stock, $0.0001 par value; 850,000,000 shares authorized; 513,824,407 and 465,618,093 shares issued and 506,961,774 and 465,618,093 outstanding as of May 31, 2024 and August 31, 2023, respectively	51,383	46,562
Additional paid in capital	11,451,198	10,378,519
Treasury stock, 6,862,633 and 0 outstanding	(540,395)	-
Accumulated deficit	(22,187,555)	(16,663,133)
Total stockholders' deficit	(11,225,353)	(6,237,986)
Total Liabilities and Stockholders' Deficit	$2,101,535	$2,469,268

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023

Sales	$555,129	$910,719	$2,352,458	$3,243,742

Cost of sales	403,601	647,563	1,780,583	2,288,212

Gross profit	151,528	263,156	571,875	955,530

Operating expenses:
Advertising and promotion	2,482	21,419	75,899	113,673
Salaries and wages	337,531	344,055	1,196,270	1,733,962
Professional services	218,066	193,661	490,770	435,266
General and administrative expenses	136,915	228,797	414,418	659,807
Total operating expenses	694,994	787,932	2,177,357	2,942,708

Loss from operations	(543,466)	(524,776)	(1,605,482)	(1,987,178)

Other income (expense):
Interest expense, net	(252,719)	(100,204)	(1,227,642)	(383,420)
Unrealized change in fair value of investments	(37,000)	-	(64,000)	-
Contingent settlement costs	-	-	-	(2,509,620)
Goodwill impairment	-	(98,258)	-	(98,258)
Change in fair value of derivative liability	(799,965)	182,071	(802,055)	378,737
Loss on exchange of debt	-	-	(2,172,212)	-
Employee retention credit	-	313,276	-	629,909
Other income (expense)	5,238	(21,409)	26,136	234,036
Total other income (expense)	(1,084,446)	275,476	(4,239,773)	(1,748,616)

Loss before income taxes	(1,627,912)	(249,300)	(5,845,255)	(3,735,794)
Provision for income taxes	-	-	-	-
Net loss	$(1,627,912)	$(249,300)	(5,845,255)	$(3,735,794)

Preferred stock dividends	$-	(87,500)	-	(320,833)

Net loss attributable to common stockholders	(1,627,912)	(336,800)	(5,845,255)	(4,056,627)

Basic and diluted loss per share	$0.0000	$(0.0005)	(0.0100)	$(0.0080)

Weighted average shares outstanding - basic and diluted	513,824,407	465,618,093	512,145,009	465,618,093

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance August 31, 2023	15,500	$16	50,000	$50	465,618,093	$46,562	$10,378,519	$(16,663,133)	$-	$(6,237,986)

Issuance of common stock for services	-	-	-	-	10,000,000	1,000	39,000	-	-	40,000

Conversion of debt to common stock	-	-	-	-	38,206,314	3,821	946,179	-	-	950,000

Deemed dividend of Preferred stock Series C	-	-	-	-	-	-	87,500	(87,500)	-	-

Net loss	-	-	-	-	-	-	-	(1,022,569)	-	(1,022,569)

Balance November 30, 2023	15,500	16	50,000	50	513,824,407	51,383	11,451,198	(17,773,202)	-	(6,270,555)

Repurchase of treasury stock	-	-	-	-	-	-		-	(549,010)	(549,010)

Sale of stock	-	-	-	-	-	-	-	-	8,615	8,615

Cancellation of preferred stock	-	-	(50,000)	(50)	-	-	-	-	-	(50)

Cancellation of deemed dividends of Preferred stock Series C	-	-	-	-	-	-	-	408,333	-	408,333

Net loss	-	-	-	-	-	-	-	(3,194,774)	-	(3,194,774)

Balance February 29, 2024	15,500	16	-	-	513,824,407	51,383	11,451,198	(20,559,643)	(540,395)	(9,597,441)

Net loss	-	-	-	-	-	-	-	(1,627,912)	-	(1,627,912)

Balance May 31, 2024	15,500	$16	-	$-	513,824,407	$51,383	$11,451,198	$(22,187,555)	$(540,395)	$(11,225,353)

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine months ended
	May 31,	May31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(5,845,255)	$(3,735,794)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	69,385	214,647
Stock based compensation	40,000	-
Goodwill impairment	-	98,258
Amortization of debt discount	1,170,656	266,886
Unrealized change in fair value of investments	64,000	-
Change in fair value of derivative liability	802,055	(378,737)
Loss on exchange of debt	2,172,212	-
Changes in operating assets and liabilities
Accounts receivable, net	92,101	164,579
Prepaids and other current assets	36,130	9,440
Deferred revenue	-	(469,697)
Contingent Liability, net of discount	-	2,194,757
Accounts payable and accrued liabilities	553,671	486,270
Net cash from operating activities	(845,045)	(1,149,391)

Cash Flows from Investing Activities
Issuance of loans receivable	-	(1,852)
Payments received on loans receivable	46,260	131,328
Acquired intangible assets as part of the Helix House acquisition	-	314,863
Net cash from investing activities	46,260	444,339

Cash Flows from Financing Activities
Proceeds from convertible notes payable	596,000	-
Proceeds from notes payable	75,000	-
Proceeds from line of credit	-	744,870
Payments of finance lease liability	(14,819)	(14,769)
Sale of stock	8,615	-
Payments of notes payable	(19,050)	(49,638)
Payments of notes payable, related party	93,182	2,312
Net cash from financing activities	738,928	682,775

Change in cash and cash equivalents	(59,857)	(22,276)

Cash and cash equivalents at beginning of period	144,171	382,431

Cash and cash and equivalents at end of period	$84,314	$360,155

Noncash Investing and Financing Activities
Conversion of preferred stock into debt, net of debt discount	$-	$1,172,189
Deemed dividends of Series C preferred stock	$-	$320,833
Issuance of warrants	$-	$660,726
Conversion of debt to common stock	$950,000	$-
Repurchase of treasury stock	$549,011	$-

Supplemental Cash Flow Information
Cash paid for interest	$2,272	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

BUSINESS WARRIOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MAY 31, 2024 (Unaudited)

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months and nine months ended May 31, 2024, the Company had $555,129 and $2,352,458 in revenues, a net loss of $1,627,912 and $5,845,255, respectively. The Company had net cash used in operations of $845,045 for the nine months ended May 31, 2024. Additionally, as of May 31, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $6,022,412, $11,225,353, and $22,187,555, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

The financial results for the nine-month period ended May 31, 2024 include adjustments that are part of our ongoing efforts to enhance financial accuracy and operational efficiency. As a result, the financial performance for this quarter may not be indicative of the results for the entire fiscal year. The adjustments made are expected to influence our financial performance over a longer period, and as such, the outcomes for this quarter should be considered in the context of a full year’s performance. A more comprehensive assessment of our annual results will be provided in our year-end financial statements.

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

Intangible Assets — Certain intangible assets arose from the acquisition of Helix House, LLC on March 18, 2022 and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, if applicable:

Estimated
Asset	Useful Life (Years)
Customer Relationships	8
Trademarks	Indefinite
Non-Compete Agreements	2

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

Impairment of Long-Lived Assets — Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with Accounting Standard Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. No impairment has been recorded for the three and nine months ended May 31, 2024.

Goodwill — The Company’s goodwill balance of $1,201,804 as of May 31, 2024 resulted from the acquisitions of Helix House, LLC and FluidFi, Inc. Helix House, LLC was acquired on March 18, 2022, and FluidFi, Inc. was acquired on June 18, 2022. Goodwill represents the excess of the cost of an acquired business over the estimated fair values of the assets acquired and liabilities assumed. Goodwill is reviewed at least annually for impairment, which may result from the deterioration in the operating performance of the acquired business, adverse market conditions, adverse changes in the applicable laws or regulations and a variety of other circumstances. Any resulting impairment charge would be recognized as an expense in the period in which impairment is identified. No impairment has been recorded for the three and nine months ended May 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. Accounts receivable was evaluated as of May 31, 2024 and determined there are no uncollectible accounts.

Current portion of Notes Receivable, net — Notes receivable are recorded at their principal amounts, less any allowance for doubtful accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations. The Company recorded an allowance for doubtful accounts of $128,329 and $137,146 as of May 31, 2024 and August 31, 2023, respectively.

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

Net Income (Loss) Per Common Share — The Company computes income per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. There are currently 513,824,407 shares of common stock outstanding as of May 31, 2024. There are 1,608,007,580 of CSE not included in the diluted per share because they are considered anti-dilutive.

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

Advertising and Promotion — The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $2,482 and $75,899 in advertising expenses for the three months and nine months ended May 31, 2024, respectively. The Company has $21,419 and $113,673 in advertising expenses for the three and nine months ended May 31, 2023, respectively.

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

Segment Reporting — In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. We have adopted this standard in the current fiscal year. We have determined that we have two reportable segments, which includes Helix House and Other. The segments were identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. See Note 4.

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

As of May 31, 2024, the Company’s reportable segments were as follows:

•	Helix House
•	Other

The Other category includes the Company’s corporate headquarters and a less significant operating segment which was the FluidFi acquisition obtained during the year ended August 31, 2023.

Performance Measures of Reportable Segments

Revenue and Net loss of the Company’s reportable segments for the nine months ended May 31, 2024 and 2023 was as follows:

	Net Sales
	May 31, 2024	May 31, 2023
Helix House	$1,231,584	$1,078,097
Other	1,120,874	2,165,645
Total	$2,352,458	$3,243,742

	Net (Loss)/Income
	May 31, 2024	May 31, 2023
Helix House	$76,467	$72,958
Other	(5,921,722)	(3,808,752)
Total	$(5,845,255)	$(3,735,794)

Revenue and Net loss of the Company’s reportable segments for the three months ended May 31, 2024 and 2023 was as follows:

	Net Sales
	May 31, 2024	May 31, 2023
Helix House	$260,039	$-
Other	295,090	910,719
Total	$555,129	$910,719

	Net (Loss)/Income
	May 31, 2024	May 31, 2023
Helix House	$137,264	$-
Other	(1,765,176)	(249,300)
Total	$(1,627,912)	$(249,300)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at May 31, 2024 and August 31, 2023 were as follows:

	May 31, 2024	August 31, 2023
Helix House	$71,248	$223,493
Other	2,030,287	2,245,775
Total assets	$2,101,535	$2,469,268

5. LOANS RECEIVABLE

During the year ended August 31, 2023, the Company launched its new small business lending solution called Business Warrior Funding. The new lending solution leverages the Company’s expertise and strategic partnerships to help entrepreneurs grow their business and offset the difficulty often associated with traditional bank lending. Loans to customers range from $5,000 to $125,000, with interest rates ranging from 16.99% to 23.0%. As of May 31, 2024, the Company had a loans receivable balance of $0. As of August 31, 2023, the Company had a loans receivable balance of $46,260, of which all are considered current. The Company has $128,329 and $137,146 recorded as an allowance for doubtful accounts as of May 31, 2024 and August 31, 2023, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful lives	May 31, 2024	August 31, 2023
Software and computer equipment	5 years	$655,214	$652,892
Furniture and fixtures and other equipment	3 years	2,960	2,960
Total property and equipment		658,174	655,852
Less accumulated depreciation		(627,726)	(603,682)
Total property and equipment, net		$30,448	$52,170

For the three months and nine months ended May 31, 2024, depreciation expense was $5,971 and $27,353 respectively.

For the three months and nine months ended May 31, 2023, depreciation expense was $8,815 and $32,560 respectively.

7. INTANGIBLE ASSETS

	May 31,	August 31,
	2024	2023
Customer relationships	$375,000	$375,000
Trademarks	340,000	340,000
Non-compete agreements	90,000	90,000
Less: accumulated amortization	(193,639)	(158,450)
Intangible assets - net	$611,361	$646,550

For the nine months ended May 31, 2024 and May 31, 2023, amortization expense was $35,189 and $0, respectively.

For the three months ended May 31, 2024 and May 31, 2023, amortization expense was $11,944 and $0, respectively.

Future intangible asset amortization expense is expected to be as follows:

Fiscal Year
Remainder of 2024	$11,815
2025	46,875
2026	46,875
2027	46,875
2028	47,003
Thereafter	71,918
$271,361

8. FINANCE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Finance leases

The Company leases a vehicle which meets the classification of a finance lease under ASC 842. The monthly payments are $1,778 and the term is 60 months. The lease commenced on August 26, 2021.

Finance right of use assets are summarized below:

	May 31, 2024	August 31, 2023
Finance Lease	$94,237	$94,237
Less accumulated amortization	(48,906)	(36,432)
Finance lease, net	$45,331	$57,805

Amortization expense was $4,158 and $12,474 for the three months and nine months ended May 31, 2024.

Finance lease liabilities are summarized below:

	May 31, 2024	August 31, 2023
Finance lease liability	$41,192	$55,960
Less: current portion	(8,642)	(18,487)
Long term portion	$32,550	$37,473

Maturity of lease liabilities are as follows:

May 31, 2024
Year ending August 31, 2024	16,418
Year ending August 31, 2025	21,340
Year ending August 31, 2026	19,562
Total future minimum lease payments	57,320
Less imputed interest	(16,128)
PV of payments	$41,192

9. NOTES PAYABLE

As of May 31, 2024 and August 31, 2023, the Company had the following in outstanding notes payable:

		Date of			Original	Principal Balance as of
		Note	Maturity	Interest	Principal	May 31,	August 31,
Ref No.		Issuance	Date	Rate	Balance	2024	2023
1	*	8/16/2022	On Demand	17.97%	$75,000	$-	$17,588
2		5/15/2024	6/30/2029	18%	50,000	50,000	-
3		5/16/2024	6/30/2029	18%	25,000	25,000	-
		Total			$150,000	$75,000	$17,588
		Total Current				$-	$17,588
		Total Long Term				$75,000	$-

*The Company made payments of $17,588 to bring the note payable balance to $0 as of May 31, 2024.

10. LINE OF CREDIT

The revolving line of credit (“LOC”) consists of notes in the principal amount of $901,176 that was paid in cash and the conversion of 12,017 of Preferred B stock into debt with a principal amount of $1,201,602. The LOC has a maximum draw amount of $5,000,000. Advances on the LOC bear interest, on the outstanding principal balance at a rate equal to ten (10%) per annum. The LOC has a maturity date of September 30, 2024. As of May 31, 2024 and August 31, 2023, the Company’s principal balance is $0 and $1,629,801, with a debt discount of $0 and $473,311, respectively.

11. CONVERTIBLE NOTES PAYABLE

As of May 31, 2024 and August 31, 2023, the Company had the following in outstanding convertible notes payable:

	Date of	Original	Original		Principal Balance as of
	Note	Principal	Issue	Note	May 31,	August 31,
Ref No.	Issuance	Balance	Discount	Category	2024	2023
1	10/4/2023	$142,857	$(42,857)	*	$142,857	$-
2	10/22/2023	71,429	(21,429)	*	71,429	-
3	11/6/2023	15,714	(4,714)	*	15,714	-
4	1/30/2024	80,173	-	**	80,173	-
5	1/30/2024	80,173	-	**	80,173	-
6	1/30/2024	500,073	-	**	500,073	-
7	1/30/2024	500,756	-	**	500,756	-
8	1/30/2024	738,218	-	**	738,218	-
9	1/30/2024	1,159,124	-	**	1,159,124	-
10	1/30/2024	234,584	-	**	234,584	-
11	1/30/2024	35,714	(10,714)	***	35,715	-
12	1/30/2024	23,408	(7,022)	***	23,408	-
13	2/16/2024	29,762	(8,929)	***	29,762	-
14	2/16/2024	29,762	(8,929)	***	29,762	-
15	2/22/2024	226,190	(67,857)	***	226,190	-
16	5/15/2024	52,362	(2,632)	15%, Coupon	52,362	-
17	3/1/2024	52,362	(2,632)	15%, Coupon	52,362	-
18	5/16/2024	26,316	(1,316)	15%, Coupon	26,316	-
	Less: unamortized discount				(463,418)	-
	Total	$3,998,977	$(179,031)		$3,536,100	$-
	Total Current				$164,560	$-
	Total Long Term				$3,371,540	$-

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

Aggregate principal maturities of the SBA loan is as follows:

Year ending August 31, 2024	$-
Year ending August 31, 2025	-
Year ending August 31, 2026	-
Year ending August 31, 2027	-
Year ending August 31, 2028	-
Thereafter	148,438
$148,438

13. DERIVATIVE FINANCIAL INSTRUMENTS

Certain promissory notes were issued with detachable warrants and embedded derivatives which contained terms that did not achieve equity classification.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of May 31, 2024 and August 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	May 31, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Warrant Derivatives	84,360,841	$12,140
Redemption Feature Derivatives	18,855,687,599	3,452,217
Total	18,940,048,440	$3,464,357

	August 31, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Warrant Derivatives	84,360,841	$325,246
Total	84,360,841	$325,246

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended May 31, 2024:

	For the Three Months Ended
	May 31, 2024	May 31, 2023
Change in fair value of derivative liability	$(761,287)	$182,071
Loss on issuance of derivative	(38,678)	-
Total	$(799,965)	$182,071

	For the Nine Months Ended
	May 31, 2024	May 31, 2023
Change in fair value of derivative liability	$(715,903)	$378,737
Loss on issuance of derivative	(86,152)	-
Total	$(802,055)	$378,737

The Company utilized the Black Scholes Merton (“BSM”) technique for the warrant derivatives. The significant assumptions utilized in the BSM is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the BSM calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0063 - $0.0091	$0.0034
Effective contractual conversion rates	$0.0125	$0.0125
Contractual term to maturity	5 years	3.59 years
Market volatility:
Volatility	231.20% - 233.87%	200.76% - 202.96%
Risk-adjusted interest rate	3.84% - 4.18%	4.46%

The Company utilized the Binomial Lattice Model technique for the redemption feature derivatives. The significant assumptions utilized in the lattice model is risk-free interest, volatility, time to expiration, strike price and underlying price.

Significant inputs and results arising from the lattice calculations are as follows for the warrant derivatives classified in liabilities:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.0033 - $0.00419	$0.0034
Effective contractual conversion rates	$0.0033 - $0.006	$0.0033 - $0.006
Contractual term to maturity	1.44 years	1.09 years
Market volatility:
Volatility	166.86% - 212.70%	218.22% - 267.95%
Risk-adjusted interest rate	5.02% - 5.42%	4.64% - 5.30%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of May 31, 2024.

	Period Ended	Period Ended
	May 31, 2024	August 31, 2023
Balances at beginning of period	$325,246	$-
Issuances:
Warrant derivatives	-	711,590
Redemption feature derivatives	2,423,208	-
Conversions	-	-
Warrant exercise	-	-
Changes in fair value inputs and assumptions reflected in income	715,903	(386,344)
Balances at end of period	$3,464,357	$325,246

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

Related party advances

Amounts due to related parties were $303,849 and $210,667 as of May 31, 2024 and August 31, 2023, respectively. These amounts are considered a current liability and are amounts not necessarily what third parties would have agreed to. These related party notes payable carry a 10% interest rate. Interest expense for the three months and nine months ended May 31, 2024 is $2,123 and $5,115, respectively. Interest expense for the three months and nine months ended May 31, 2023 was $0.

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

The Company has accrued the full $3,000,000 and is currently disputing the total liability amount under this agreement. The two parties are engaged in a legal dispute regarding the performance and terms of the contract. The outcome of this dispute could potentially alter the accrued contract obligation.

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

American Express Travel Relates Services Company, Inc. vs. Business Warrior Corporation, Index No: 651767/2024, Supreme Cour of the State of New York.

On April 5, 2024, American Express Travel Related Services Company, Inc. filed a lawsuit against Business Warrior Corporation for breach of a commercial credit agreement seeking judgment for the sum of $72,186 plus legal fees. Business Warrior Corporation is working to settle this case and expect to pay the full amount extended over multiple years to minimize the monthly cash flow required.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

17. WARRANTS

As of May 31, 2024 and August 31, 2023, the Company had 84,374,212 outstanding, respectively. The warrants, which were issued in 2023, were valued using a Black-Scholes Merton (“BSM”) model. The initial fair value of $711,591 was recorded in derivative liabilities on the balance sheet. The warrants are marked to market each reporting period with the changes in fair value recorded in the statement of operations. The warrants have an exercise price of $0.0125 per share and have an expiration period of 5 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants Outstanding – August 31, 2023	84,374,212	$0.0125	5.00 Years
Issued	-
Exercised	-
Expired	-
Warrants Outstanding – May 31, 2024	84,374,212	$0.0125	3.38 Years
Outstanding Exercisable – May 31, 2024	84,374,212	$0.0125	3.38 Years

18. REVENUE

The Company’s operations primarily consist of providing Software as a Service (“SaaS”), Software development, and Marketing services. The following table disaggregates the Company’s revenue by service type for the three and nine months ended May 31, 2024 and May 31, 2023:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023

SaaS and Software development	$287,590	$368,426	$1,113,374	$1,623,351
Marketing services	267,539	542,293	1,239,084	1,620,391
Total revenue	$555,129	$910,719	$2,352,458	$3,243,742

19. EQUITY

Series A preferred shares

As of May 31, 2024 and August 31, 2023, 15,500 shares were issued and outstanding with a par value of $0.001 These shares were authorized in 2020 and each share is convertible into 0.1% of the total number of shares of common stock outstanding at the time of conversion. Each holder of these preferred shares shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by each holder are convertible.

Series B preferred shares

In May 2022, the Company authorized 100,000 shares of the Series B preferred stock with a par value of $0.001. As of May 31, 2024 and August 31, 2023, the Company has zero, respectively, Preferred B shares issued and outstanding. Each share shall be convertible, at the option of the holder into the number of fully paid and nonassessable shares of common stock that have fair market value, in the aggregate, equal to the Series B conversion price.

Series C preferred shares

In June 2022, the Company authorized 50,000 shares of the Series C preferred stock with a stated value of $100 per share and a par value of $0.001. As of May 31, 2024 and August 31, 2023, the Company has zero and 50,000 Preferred C shares issued and outstanding, respectively. Each holder of outstanding shares of Series C preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock held by such holder are convertible.

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

20. CONCENTRATIONS

For the three months ended May 31, 2024 and 2023, the Company had two customers representing 37% and one customer representing 14% of total revenue for the period, respectively. For the nine months ended May 31, 2024 and 2023, the Company had one customer representing 17% of total revenue and one customer representing 14% of total revenue, respectively. For the nine months ended May 31, 2024, and May 31, 2023 the Company had three customers representing 61% of total accounts receivable and three customers representing 33% of total accounts receivable, respectively.

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

The provision for Federal income tax consists of the following three months and nine months ended May 31, 2024 and May 31, 2023, respectively:

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
Federal income taxes attributable to:	2024	2023	2024	2023
Current operations	$556,601	$52,353	$1,227,504	$784,517
Less: valuation allowance	(556,601)	(52,353)	(1,227,504)	(784,517)
Net provision for federal income taxes	$-	$-	$-	$-

	For the three months ended		For the six months ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023

U.S. statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income tax rate net of federal	-	-	-	-
Income tax expense (benefit) for the period	21.0%	21.0%	21.0%	21.0%

	May 31,	August 31,
	2024	2023
Net operating loss carryover	$3,796,009	$2,568,505
Less: valuation allowance	$(3,796,009)	(2,568,505)
Net deferred income taxes	$-	$-

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for certain length of time, generally three to four years, following the tax year to which these filings related. The statute of limitations for adjustment of the net operating losses utilized on these tax returns remains open an additional three to four years, depending on jurisdiction, from the date these returns were filed. As of May 31, 2024, the tax returns for year ended August 31, 2023 have not been filed.

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

•	$50,000 principal amount on November 27, 2024: Interest rate equal to eight percent per annum, with a balloon payment due on April 27, 2025. There are no convertible terms associated with this note.

As of the date of this filing, the Company has not repaid any of the matured notes and has been notified by IPSI that it is in default on the outstanding obligations. The Company plans to work with IPSI to negotiate mutually agreeable terms for a consolidated note that would restructure the outstanding balances and establish revised repayment terms. Management believes that restructuring these obligations will provide the Company with additional flexibility in managing its liquidity while maintaining a positive relationship with the lender. However, there is no assurance that the Company will reach an agreement with IPSI on revised terms. If an agreement is not reached, IPSI may pursue additional remedies available under the terms of the notes.

From time-to-time after the Company’s fiscal year end, certain directors loaned the Company a total of $120,000 in the form of non-convertible promissory notes accruing interest at 10% per annum.

On August 2, 2024, the Company filed an 8-K report outlining the terms of a merger with Innovative Payment Solutions (IPSI). On January 22, 2025, the Company and IPSI mutually agreed to terminate the Agreement and Plan of Merger, which was originally signed on July 28, 2024. This decision was made in the best interest of both parties and reflects a shared understanding that discontinuing the merger is the most prudent course of action. The termination of the Merger Agreement also includes the termination of agreements among certain stockholders of Business Warrior, including CEO Rhett Doolittle and President Jonathan Brooks, regarding their commitment to vote in favor of the merger and related transactions. The Company does not anticipate any material adverse effects from the termination of the merger, and management will continue to focus on its core operations and strategic initiatives.

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
•

Finalization and Dismissal: The agreement, fully executed on September 24, 2024, requires all parties to file for dismissal with prejudice in both the federal and state actions, effectively concluding these cases

On February 14, 2025, the Company entered into an Exclusive License Agreement with a third party (the "Licensee"), granting them the exclusive right to market, sell, and distribute the Company's proprietary financial technology platform, PayPlan, along with associated marketing services and legacy software.

Under the terms of the agreement, the Licensee will assume the Company’s existing customers and pay the Company a license fee that covers the Company’s employee and technology costs plus 30% of the Licensee’s net margin derived from the licensed products each month. Additionally, the Company received an initial fee of $200,000 as part of the licensing agreement.

The initial term of the agreement is twelve (12) months, with automatic renewal for up to two additional twelve-month terms, unless either party provides at least sixty (60) days' notice of termination. The agreement also includes a right of first refusal for licensing opportunities outside of the United States.

This agreement is intended to allow the Company to focus on scaling PayPlan, improving financial performance, and working toward SEC filing regulations and recommencing trading with the submission and approval of a 15c-211 by FINRA filed through a market maker.

The Company retains ownership of all intellectual property related to PayPlan and its associated products. The agreement also allows the Licensee to sublicense the products on a Software-as-a-Service (SaaS) basis. Furthermore, the agreement includes provisions for confidentiality, compliance, financial reporting, and a buyback option, under which the Company may repurchase the license after six months under specified conditions.

Subsequent to the period ended May 31, 2024, Business Warrior Corporation entered into several promissory notes with Innovative Payment Systems, Inc. (“IPSI”), as follows:

June 19, 2024 – The Company issued a $30,000 promissory note bearing 8% annual interest, maturing on November 1, 2024

August 9, 2024 – The Company issued a $35,000 promissory note bearing 8% annual interest, maturing on January 1, 2025

September 6, 2024 – The Company issued a $50,000 promissory note bearing 8% annual interest, maturing on February 1, 2025

September 10, 2024 – The Company issued a $15,000 promissory note bearing 8% annual interest, maturing on February 1, 2025

November 27, 2024 – The Company issued a $50,000 promissory note bearing 8% annual interest, maturing on April 27, 2025

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

Results of Operations

For the Three Months Ended May 31, 2024 and 2023

Revenues

For the three months ended May 31, 2024, and 2023, we had revenues of $555,129 and $910,719 respectively. The majority of the decrease is due to the loss of marketing agency revenue from the Helix division. This revenue was not profitable and enabled the Company to reduce the cost of sales and other expenses to contribute to our plan to reach profitability as quickly as possible.

Operating Expenses

For the three months ended May 31, 2024, and 2023, we had operating expenses of $694,994 and $787,932, a decrease of 12%, primarily due to a decrease of $91,882 in general and administrative expenses and $18,937 in advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions, cost cutting measures, and a reduction in Company marketing while we focused on building and releasing our new product (PayPlan). This was offset by an increase in professional services of $24,405 due to an increase in attorney and accounting fees.

Net Loss

Our Net income (Loss) for the three months ended May 31, 2024, and 2023, was $(1,627,912) versus $(249,300) respectively. The majority of the increase is attributable to an in increase in other expenses of $1,359,922 which was primarily attributable to an increase of $152,515 in interest expenses and an increase of $982,036 in the change of fair value of a derivative liability.

For the Nine Months Ended May 31, 2024 and 2023

Revenues

For the nine months ended May 31, 2024, and 2023, we had revenues of $2,352,458 and $3,243,742 respectively. The decrease was due to $469,697 of revenue accrued in the prior year from one client on a 12-month contract that ended in October of 2022, so $0 was represented in the current 9-month period. The Alchemy division experienced a decrease of $470,742 due to the fallout from the loss of clients and misrepresentation of the inherited product development from the previous ownership group that we acquired Alchemy from. The Helix division had a decrease of $388,807 in marketing agency revenue compared to the previous period. The decreases were slightly offset by a net positive increase of $297,500 in revenue generated by PayPlan compared to the previous period.

Operating Expenses

For the nine months ended May 31, 2024, and 2023, we had operating expenses of $2,177,357 and $2,942,708, a decrease of 26%, due to a decrease in salaries and wages, General and Administrative expenses, and advertising and promotion. These decreases were all due to operational efficiencies attained from the acquisitions and cost cutting measures. This was offset by an increase in professional services of $55,504 due to an increase in attorney and accounting fees associated with the lawsuit with the previous ownership of Alchemy, which was subsequently settled in September of 2024.

Net Loss

Our net loss for the nine months ended May 31, 2024, and 2023, was $(5,845,255) versus $(3,735,794) respectively. The majority of the increase is attributable to an in increase in other expenses of $2,491,157 which was primarily attributable to an increase of $2,172,212 from the loss on exchange of debt, and an increase of $1,180,792 in the change of fair value of a derivative liability. Overall, for the nine-month period ended May 31, 2024, the Company had an $2,109,461 increase compared to the nine-month period ended May 31, 2023, which is a 57% increase. Additionally, the Company’s loss from operations decreased by $381,696 in the recent nine-month period compared to the same period the previous year, which is a 19% improvement.

Assets and Liabilities

Our total current assets decreased to $212,591 from $510,939 for the period ended May 31, 2024, compared to August 31, 2023. This majority of the decrease was due to an increase in Accounts Receivables collected.

Total current liabilities were $5,935,003 at May 31, 2024, a slight decrease compared to $6,264,834 at August 31, 2023. The decrease reflects an increase in accounts payable and accrued liabilities to $2,457,952 compared to $1,904,281 on August 31, 2023, but offset by a decrease of $950,000 in a payable that was converted to equity associated with the acquisition of Helix House.

Total liabilities increased to $13,326,888 for the period ended May 31, 2024, compared to $8,707,254 for the period ended August 31, 2023. The increase is due to an increase in a non-cash derivative liability to $3,464,357 at May 31, 2024 compared to $325,246 at August 31, 2023. Additionally, the convertible notes payable of $3,371,540 was an increase of $1,741,739 compared to the line of credit balance of $1,629,801 on August 31, 2023.

Liquidity and Capital Resources

Cash used by operating activities

The Company’s net cash from operating activities was $(845,045) for the nine months ended May 31, 2024 compared to $(1,149,391) for the nine months ended May 31, 2023. The decrease is due to non-cash adjustments including amortization of debt discount of $(1,170,656) and loss on exchange of debt $(2,172,212), change in the fair value of derivative liability of $(802,055).

Cash provided by investing activities

Net cash from investing activities was $46,260 for the nine-month period ended May 31, 2024, as compared to net cash of $444,339 for the same period the previous year ended May 31, 2023. The 2023 investing cash flows were higher due to fair estimates of the purchase price of the Helix House acquisition related to intangible assets. Additionally, cash flows were minimal from payments received on loans receivable in 2024 of $46,260 compared to $131,328 in 2023 as the company stopped issuing new loans therefor had less money to collect.

Cash provided by financing activities

Net cash from financing activities decreased to $738,928 as of May 31, 2024, as compared to $682,775 for the same period in 2023. The current period’s financing was driven by:

•	Proceeds from convertible notes payable $(596,000).
•	Proceeds from notes payable $(75,000).
•	Related party note repayments $(93,182).

Historically we have experienced, and we continue to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

We anticipate that operating losses will continue in the near term. We intend to meet near-term obligations with funding options that are already in place as we continue to grow revenue from operations and improve profits margins.

While management believes our business plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item

Item 4. Control and Procedures

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

American Express Travel Relates Services Company, Inc. vs. Business Warrior Corporation, Index No: 651767/2024, Supreme Cour of the State of New York.

On April 5, 2024, American Express Travel Related Services Company, Inc. filed a lawsuit against Business Warrior Corporation for breach of a commercial credit agreement seeking judgment for the sum of $72,186 plus legal fees. Business Warrior Corporation is working to settle this case.

Other than as set forth above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

Item 1A. Risk Factors

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

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

BUSINESS WARRIOR CORPORATION

Date: April 30, 2025	By:	/s/ Rhett Doolittle
Name: Rhett Doolittle
Title: Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

